Form 10-K
period 1993-12-31
USLIFE CORP
filed 1994-03-23
CIK 102420

_______________________________________________________________________________
_______________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________   to   ____________________


                         Commission file number 1-5683

                              USLIFE Corporation

            (Exact name of Registrant as specified in its charter)

          New York                                          13-2578598
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

    125 Maiden Lane, New York, N. Y.                           10038
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (212) 709-6000
                             _____________________

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
          Title of each class                             on which registered
          ___________________                            ______________________

                                                        New York Stock Exchange
Common Stock, par value $1 per share                    Chicago Stock Exchange
   Common Stock Purchase Rights                         Pacific Stock Exchange

                             _____________________

Securities registered pursuant to Section 12(g) of the Act:

         Preferred Stock, $4.50                          Preferred Stock, $5.00
         Series A Convertible,                           Series B Convertible,
         par value $1 per share                          par value $1 per share

                             _____________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.      Yes....X.... No.......

                             _____________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 24, 1994 was approximately $877,000,000.
                             _____________________

     The number of shares outstanding of the Registrant's Common Stock as of February 24, 1994 was 22,661,792.

_______________________________________________________________________________
_______________________________________________________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

       Specified information in USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1993 for use in connection with the Annual Meeting of Shareholders to be held on May 17, 1994, is incorporated by reference in Parts I and III hereof.

Items 1, 6 and 7. - Business; Selected Financial Data; Management's Discussion
                    and Analysis of Financial Condition and Results of Operations

                      USLIFE CORPORATION AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

     The  following   Selected  Financial   Data  of   USLIFE  Corporation  and
subsidiaries should be read in conjunction with the related notes thereto and with the financial statements and notes thereto included elsewhere herein.

                                                             Year Ended December 31
                                          ______________________________________________________________
                                             1993         1992         1991         1990        1989
                                             ____         ____         ____         ____        ____

                                                (Amounts in Thousands except Per Share Statistics)
OPERATIONS DATA:
 Total income........................     $1,600,038   $1,529,452   $1,382,906   $1,235,575   $1,200,223
                                          ==========   ==========   ==========   ==========   ==========

 Income from operations..............     $   97,157   $   69,612   $   74,672   $   68,714   $   80,181
 Extraordinary charge
  relating to litigation.............              -            -            -            -       (6,526)
 Cumulative effect of
  accounting change (a)..............              -      (37,990)           -            -            -
                                          __________   __________   __________   __________   __________
 Net income..........................     $   97,157   $   31,622   $   74,672   $   68,714   $   73,655
                                          ==========   ==========   ==========   ==========   ==========

 Income per share:(b)
 Income from operations..............         $4.25        $3.05        $3.21        $2.85        $3.08
 Extraordinary charge
  relating to litigation.............             -            -            -            -         (.25)
 Cumulative effect of
  accounting change (a)..............             -        (1.67)           -            -            -
                                              _____        _____        _____        _____        _____
 Net income..........................         $4.25        $1.38        $3.21        $2.85        $2.83
                                              =====        =====        =====        =====        =====


Dividends Per Common Share...........         $1.21        $1.14        $1.07        $ .99        $ .94
                                              =====        =====        =====        =====        =====


                                                                    December 31
                                          ______________________________________________________________
                                            1993         1992          1991          1990         1989
                                            ____         ____          ____          ____         ____

                                                              (Amounts in Thousands)
BALANCE SHEET DATA:
  Total assets.......................     $6,740,241   $6,095,272   $5,329,269   $4,573,347   $4,336,397
                                          ==========   ==========   ==========   ==========   ==========

  Long-term debt.....................     $  349,235   $  349,439   $  249,229   $  349,326   $  349,433
                                          ==========   ==========   ==========   ==========   ==========

  Redeemable preferred stock.........     $      -     $      -     $    2,833   $    3,778   $    4,722
                                          ==========   ==========   ==========   ==========   ==========

  Equity Capital.....................     $  966,029   $  890,441   $  884,436   $  843,346   $  844,159
                                          ==========   ==========   ==========   ==========   ==========


__________



     (a) In December 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Notes 1 and 5 of Notes to Financial Statements for further information.

     (b) See Note 1 of Notes to Financial Statements as to calculations of income per share.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity

   The liquidity requirements of the Company are met primarily by cash flows from operations of the life insurance subsidiaries and accumulated funds at the subsidiary level. These internal sources of liquidity are complemented by such external sources as available bank lines of credit and revolving credit agreements and the ability of the Company to utilize capital markets for intermediate and long-term financing.

   Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Net cash provided from operating activities of the life insurance subsidiaries amounted to $171.1 million in 1993 versus $122.0 million in 1992. Cash dividends paid by all consolidated subsidiaries to the parent company amounted to $61.2 million, $47.7 million and $58.2 million in 1993, 1992, and 1991, respectively. Additionally, during 1993, securities with market value of $21.6 million were transferred from a life insurance subsidiary to the parent company and subsequently contributed to another life insurance subsidiary in connection with the combination of the two subsidiaries' operations. In addition to the 1992 cash dividends, securities with market value of $26.3 million were transferred from a life insurance subsidiary to the parent company following the combination of operations of two of the Company's life insurance subsidiaries. All of the aforementioned cash dividends to the parent company came from the life insurance subsidiaries. The increase in cash dividends received in 1993 reflected capital made available at the subsidiary level from the combination of operations of certain life insurance subsidiaries, and a portion of the incremental amount received was applied to repay corporate borrowings. The 1992 decrease in such dividends reflected reduced parent company cash requirements attributed to various factors including a reduction in treasury stock purchases. It should be noted that payment of dividends from the life insurance subsidiaries for application toward liquidity needs at the parent company level (including overhead costs, interest on indebtedness and dividends on preferred and common stocks) may require regulatory approval in cases where such dividends exceed certain guidelines generally based on income before capital gains and losses and Equity Capital as reported to regulatory authorities on the basis of statutory accounting practices ("Regulatory Operating Income" and "Regulatory Equity Capital") and, at a further threshold, may require payment of additional taxes under provisions of federal income tax law applicable to life insurance companies. The life insurance subsidiaries reported Regulatory Operating Income of $88.9 million, $56.6 million and $56.6 million in 1993, 1992 and 1991, respectively and Regulatory Equity Capital of $549.4 million, $525.3 million and $556.8 million as of December 31, 1993, 1992 and 1991, respectively. In determining the timing and amount of such dividend payments, management considers, among other factors, insurance industry rating agency criteria which are based primarily upon the statutory financial position of life insurance companies. Historically, these self imposed criteria have been more restrictive in terms of dividend availability than the aforementioned regulatory or tax considerations. Investment advisory fees paid by the life insurance subsidiaries, which amounted to $6.4 million in 1993, comprise an additional source of liquidity at the parent company.

   In addition to the liquidity factors at the subsidiary level previously discussed, cash requirements at the parent company for interest on indebtedness, dividends on preferred and common stocks, and overhead costs are a key factor in the Company's overall liquidity situation. For the years ended December 31, 1993, 1992 and 1991, the aforementioned items totalled $93.4 million, $93.9 million, and $98.4 million, respectively. The decreases in these cash requirements in 1993 and 1992 came primarily from lower interest costs attributable to more favorable interest rates applicable to short-term corporate borrowings and refinancing transactions as discussed below. The Company's common stock repurchase program was also a factor in its cash requirements during 1992 and 1991 (see discussion under "Capital Resources"). This program, under which there were no market repurchases of treasury stock during 1993, was extended by Board action through November 1994 with authority to repurchase up to one million common shares.

   On a consolidated basis, net cash provided by operating activities amounted to $141.8 million, $83.5 million and $77.8 million in 1993, 1992 and 1991 respectively. The 1993 increase in cash provided by operating activities reflected various factors including an increase in capital gains from disposals of fixed maturity investments, primarily a result of redemptions prior to maturity by the respective issuers, and a reduced level of net additions to deferred policy acquisition costs. The latter reflects a decline in individual annuity sales prompted by management action to slow the rate of such sales in late 1992 with objectives including diversification of sales mix and production sources.

Cash flows from operating activities for 1993 included $53.0 million from the change in liability for future policy benefits, versus $26.9 million in 1992, with increased written premiums on credit insurance coverages a contributing factor. Interest credited to policyholder account balances increased to $183.7 million in 1993 versus $173.5 million in 1992, reflecting the increase in policyholder account balances relating to individual annuities and universal life insurance contracts with the impact of reductions in credited rates of interest on certain contracts a partial offsetting factor as discussed under "Results of Operations." The portion of policyholder account balances relating to individual annuities was approximately $1.7 billion at December 31, 1993 versus $1.4 billion at December 31, 1992, with the remainder relating to universal life insurance contracts. Interest rates paid on these universal life and individual annuity contracts may be adjusted periodically by the Company. Subject to any applicable surrender charges, the Company's universal life insurance products and individual annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition for investment and insurance funds, and perceived financial strength of the insurer. These contracts are generally supported by the Company's investment portfolios, which are primarily comprised of investment grade, publicly traded corporate bonds. Substantially all of the Company's interest sensitive life insurance and annuity contracts provide for imposition of a surrender charge in the event of policy surrender during a specified initial period commencing with contract inception, typically ten to fifteen years for universal life insurance and five to seven years for individual annuities, with the significance of this charge often subject to reduction over the applicable period or during the later portion thereof. The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset / liability management strategy and are classified as "available for sale" as discussed in Note 1 of Notes to Financial Statements. Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed. The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders of these contracts were experienced, the cash flow requirements associated with such surrenders could conceivably require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. Any additional cash flow requirements would be met through the sources of liquidity described earlier. Net additions to deferred policy acquisition costs amounted to $36.1 million in 1993 versus $57.0 million in 1992. The decline of approximately $21 million reflected a lower level of individual annuity sales during 1993 which, as discussed further below, is also reflected in the increase in policyholder account balances included in net cash provided by "financing" activities.

   Current year Federal income tax payments amounted to $60.7 million, $57.3 million and $71.4 million in 1993, 1992 and 1991, respectively. The Company and certain subsidiaries also made payments to, and received refunds from, the Internal Revenue Service during 1992 relating to settlement of prior year tax returns. The total of such payments, less refunds received, amounted to $18.4 million. Since the latter payments and refunds were associated with previously recorded liabilities, these settlements had no impact on reported results of operations for 1992. The reduced level of Federal income tax payments relating to current operations in 1992 as compared to 1991 reflects various factors including the utilization of an accumulated credit balance arising from previous tax payments.

   Net cash used in investing activities amounted to $536.3 million, $726.6 million, and $710.3 million in 1993, 1992 and 1991, respectively. The 1993 decrease resulted primarily from the above-noted decline in individual annuity sales which, as discussed below, also resulted in a reduced level of increase in policyholder account balances. The 1992 increase related primarily to increased volume of individual life insurance and annuity contracts. The $1.154 billion and $798.7 million disposals of fixed maturity investments included in cash flows from investing activities for 1993 and 1992 included, respectively, approximately $928 million and $497 million book value of securities which were called for redemption by the respective issuers prior to maturity. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments. Purchases of fixed maturity investments in 1993, 1992 and 1991 amounted to $1.751 billion, $1.550 billion and $1.444 billion, respectively, reflecting both reinvestment of the proceeds from fixed maturity disposals and investment of funds corresponding to the increases in policyholder account balances. Pre-tax net capital gains relating to fixed maturity investments (after impairment provisions) amounted to $46.9 million, $23.1 million and $11.0 million in 1993, 1992, and 1991, respectively. The Company's investment management policies include continual evaluation of securities market conditions and circumstances relating to particular investment holdings which may result in selection of fixed maturity or other investments for sale prior to maturity. Securities may also be sold as part of the Company's asset/liability management strategy as indicated above in response to changes in interest rates, resultant prepayment risk, and similar factors. The impact of calls of higher yielding securities out of the investment portfolio and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available current rates is discussed under "Results of Operations." Valuation reserves are maintained for investments with a reduction in value determined to be other than temporary. As also indicated in Note 1 of Notes to Financial Statements, net unrealized gains on the Company's fixed maturities portfolio, with book value of $4.8 billion as of December 31, 1993, amount to approximately $380 million at that date. This amount reflects gross unrealized gains of $392 million and gross unrealized losses of $12 million. Based on current evaluation of the paying status of the Company's fixed maturity investments and anticipated continuation of the aforementioned investment policies, the sales of fixed maturity investments and retention of certain securities with current market value less than book value are not anticipated to result in a material adverse impact upon investment yield of the life insurance subsidiaries. As discussed in Note 1 of Notes to Financial Statements, the Company's $361.1 million consolidated investment in mortgage loans as of December 31, 1993 is characterized by a broad geographical distribution. The Company invests principally in commercial mortgages which comprise substantially all of the total investment in mortgages at December 31, 1993. Commercial mortgage investments are generally made with a loan-to-value ratio not in excess of 75% and emphasize fully occupied general purpose retail, office and industrial real estate having broad user appeal on a diversified national basis. Investment in real estate is limited typically to selected commercial real estate which is substantially pre-leased or where the prospects of finding a user upon completion are unusually attractive. As of December 31, 1993 and 1992, consolidated invested assets included $25.0 million and $29.2 million book value of real estate acquired through foreclosure, respectively. Consolidated net investment income for the years ended December 31, 1993 and 1992 included net charges of approximately $1.2 million and $600 thousand relating to such properties, respectively. It is the Company's general policy to determine the estimated net realizable value of foreclosed real estate based upon appraisals relating to the underlying mortgage loans which are continually reviewed and/or updated by management based upon market conditions furnished by third party property managers or brokers. The Company maintains reserves so that these assets are carried at the lower of cost or estimated net realizable value. Based on current evaluation of real estate properties held as a result of foreclosure and anticipated continuation of the Company's policies relating to disposal of such properties, the retention of these properties until disposal at terms believed to reflect their estimated net realizable values is not anticipated to result in a material adverse impact upon consolidated net investment income or the liquidity of the Company.

   Net cash flows provided by consolidated financing activities amounted to $380.3 million, $641.2 million, and $632.5 million in 1993, 1992 and 1991, respectively. The reduced level of cash flows from financing activities in 1993 reflects the impact of reduced individual annuity sales, as noted above, on changes in policyholder account balances. The increase in policyholder account balances amounted to $416.7 million, $647.5 million, and $647.1 million in 1993, 1992 and 1991, with gross premiums on single premium annuities of $344.7 million, $524.8 million and $512.1 million in those years, respectively. Sales of interest sensitive permanent life insurance policies, with new annualized premiums of $55.8 million, $55.0 million and $53.9 million in 1993, 1992, and 1991, respectively, and the increase in accumulated values on contracts in force were also factors in the growth in policyholder account balances. Premium receipts for substantially all of the Company's interest sensitive individual life and annuity contracts are not included in reported revenues but are instead directly credited to the liability for policyholder account balances as required by FASB Statement No. 97.

   Cash  flows   from  financing   activities  for   1993  include  refinancing
transactions in which the Company issued a total of $300 million principal amount of debt securities under shelf registration statements and utilized the proceeds to repay $200 million long term debt and $100 million short term variable rate bank debt as discussed under "Capital Resources." Cash flows from financing activities for 1992 included receipt of $150 million proceeds from bank borrowing under a credit agreement consummated in May 1992, also utilized in a refinancing transaction. The $112.4 million decrease in notes payable included in 1993 cash flows from financing activities reflects the noted refinancing of short term variable rate bank debt as well as the application of a portion of dividends received from the life insurance subsidiaries by the parent company to repay short term bank borrowings as discussed earlier. The 1992 and 1991 increases in notes payable, amounting to $23.9 million and $25.4 million, respectively, resulted from short-term borrowings for general corporate purposes including incremental repurchases of the Company's common stock under the treasury stock repurchase program.

   As of December 31, 1993, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short-term borrowings with three banks, negotiated independently of such lines to take advantage of more favorable available interest rates, in the aggregate amount of $65.5 million. Also at that date, the Company had a bank revolving credit agreement which provides short term borrowing facilities up to $100 million, under which no borrowings were outstanding. The Company's short term borrowings were utilized primarily for working capital requirements.


Capital Resources

   Long term debt at December 31, 1993 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000, both issued in early 1993 under shelf registration statements. The Company has filed an additional shelf registration statement which, as of December 31, 1993, permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder. The proceeds of the 1993 issues were utilized in connection with the redemption of the Company's $50 million issue of 8.875% Notes due 1995 and its $100 million issue of 8.375% Notes due 1996, and to repay $50 million bank debt under a credit facility (which had been classified as long term debt) and an additional $100 million of short term variable rate bank debt. The Company's remaining long term debt at December 31, 1993 consists of a $50 million issue of 9.15% Notes due 1999 which permits repayment at the option of the Company prior to maturity, commencing in 1996. While it is currently anticipated that the major portion of the long term debt will be repaid using the net proceeds of debt and/or equity or combination securities to be issued at future dates, determination of the timing and amount of such repayments and securities issues will be dependent upon future market conditions, future cash flows, and other unforeseen circumstances.

     For the years ended December 31, 1993, 1992 and 1991, respectively, consolidated interest expense amounted to $32.4 million, $33.8 million, and $39.2 million, with $26.7 million, $25.9 million, and $28.7 million of such interest expense relating to long term debt. Dividends paid on the Company's outstanding stock issues for such years were $27.4 million, $25.8 million, and $24.8 million, substantially all relating to common stock. The increases in such dividends reflected increases in common stock dividends per share from $1.07 in 1991 to $1.14 in 1992 and $1.21 in 1993. The decreases in consolidated interest expense in 1993 and 1992 resulted primarily from more favorable interest rates applicable to short-term borrowings and refinancing transactions as indicated above. The impact of more favorable interest rates in 1992 as compared to 1991 more than offset the additional interest cost associated with financing of incremental treasury stock repurchases.

     The life insurance subsidiaries enter into standby commitments, representing contingent obligations to replace certain borrowings in the event of default by unaffiliated borrowers, in the ordinary course of their investment operations and, as of December 31, 1993, a subsidiary had an outstanding standby commitment of $6.8 million. Historically, the life insurance subsidiaries have not provided permanent financing on the major portion of such standby commitments.

     The Company has outstanding Standby Letters of Credit with two banks representing contingent obligations to fund various trusts established in connection with certain employment contracts of management employees, the Company's Supplemental Retirement Plan, Retirement Plan for Outside Directors, and Retirement Plan, in the event of a Change in Control (as defined in the trust agreements), totalling $31 million. Additionally, in connection with the application by a life insurance subsidiary for an additional state license to transact business, USLIFE Corporation has agreed to guarantee that subsidiary's maintenance of the state's minimum capital and surplus requirements (amounting to $4.4 million as of December 31, 1993) for a ten year period commencing at the effective date of such license.


Results of Operations


     1993 Compared to 1992

     For the year ended December 31, 1993, net income amounted to $97.2 million versus $69.6 million (before a $38.0 million charge for "cumulative effect of accounting change" as discussed in Note 1 of Notes to Financial Statements) for 1992. The $97.2 million net income for 1993 included net capital gain transactions with an after-tax impact of $5.5 million, while 1992 results included an after-tax charge of $1.7 million from similar transactions. The net capital gains reported for 1993 reflected $54.5 million pre-tax gains on disposals of fixed maturity investments, which were partially offset by pre-tax losses of approximately $10.7 million on disposal of certain real estate, mortgage and joint venture investments and by additions to valuation reserves for certain investments with loss exposure. The net capital losses reported for 1992 reflected the disposal of certain real estate investments and additions to valuation reserves for certain investments with loss exposure which, together, more than offset pre-tax capital gains of approximately $23.2 million from disposals of fixed maturity investments. As discussed under "Financial Condition," the major portion of disposals of fixed maturity investments during 1993 and 1992 related to securities which were called for redemption by the respective issuers prior to maturity. Consolidated net income for 1993 also includes a gain of $1.5 million (after applicable taxes) from sale of a subsidiary's home office property and a charge of $2.0 million to recognize the cumulative impact of the change in corporate Federal income tax rates enacted in August 1993 as required by FASB Statement No. 109. In addition to this charge, it is estimated that the increased rates negatively impacted second half 1993 net income by approximately $850 thousand. Net income for 1992 reflects a charge equivalent to $10.6 million on an after-tax basis to establish a reserve for amounts receivable from an Association Group Health marketing organization which declared bankruptcy.

     Excluding the transactions discussed above (capital gains and losses, 1993 recognition of cumulative impact of income tax rate change and home office property sale, and 1992 charges for "cumulative effect of accounting change" and receivables), consolidated after-tax income amounted to $92.1 million for 1993 versus $81.9 million for 1992, an increase of $10.2 million or 12.5%. On a similar basis, after-tax income of the life insurance subsidiaries other than the aforementioned items increased $8.1 million or 6.9%. The improvement in life insurance subsidiary results came primarily from an increase in pre-tax profits from the individual life and annuity product line and a reduction in pre-tax losses from "other group health" coverages, as discussed below. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $34.5 million in 1993 versus $36.6 million for 1992, resulting in a positive comparative impact of approximately $2 million on after-tax consolidated results. Results for 1993 benefited from lower interest costs attributable to refinancings of long term debt and more favorable interest rates applicable to short term corporate borrowings, as well as capital made available at the corporate level as a result of the combination of operations of certain life insurance subsidiaries. In June 1993 the Company utilized the proceeds of its $150 million issue of 6.375% Notes due 2000 to repay short term variable rate bank debt which, at the time of repayment, had a weighted average interest rate of approximately 3.6%. The impact of the latter refinancing partially offset the reductions in interest expense from long term debt refinancing transactions. Corporate charges reflect, among other factors, interest expense associated with financing of repurchases of the Company's common stock under the treasury stock repurchase program.

     Pre-tax income of the life insurance subsidiaries for 1993, excluding capital gains and losses and the subsidiary home office sale as previously discussed, was $192.9 million. For 1992, pre-tax income of the life insurance subsidiaries excluding capital gains and losses and the charge for "cumulative effect of accounting change" was $161.4 million, reflecting the $16.0 million pre-tax impact of the aforementioned receivables charge. The major portion of the life insurance subsidiaries' pre-tax income is attributed to the individual life insurance and annuity product line. A pre-tax profit of $9.3 million was attributed to all health insurance coverages in 1993, versus a pre-tax loss of $19.3 million in 1992 which resulted primarily from the receivables charge. Employer-employee group health insurance coverages, which are generally written as a corollary to employer-employee group life insurance, accounted for approximately 86% and 87% of total health insurance premiums in 1993 and 1992, respectively. Employer-employee group insurance coverages are discussed further below. The remainder of the Company's health insurance business consists of credit disability insurance, "other group health" insurance (primarily association group health), and individual health and disability coverages. As indicated above, the increase in life insurance subsidiary after-tax income for 1993 versus 1992 is primarily attributed to an increase in pre-tax profits from the individual life and annuity product line and a reduction in pre-tax losses from "other group health" coverages. A discussion of the Company's various product lines, excluding the impact of capital gains and losses and the 1993 subsidiary home office property sale which are previously discussed, follows.

     Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $177.1 million for 1993 versus $169.3 million for 1992. The increase of $7.8 million or 4.6% reflected favorable mortality experience during the first nine months of 1993 and a continuation of gains from investment income margins.

     A pre-tax profit of $1.3 million was reported for credit life insurance coverages for 1993, versus $3.2 million in 1992, reflecting unfavorable mortality experience during the second and third quarters of 1993. Credit life insurance business in three key states, Maryland, New York, and Pennsylvania, contributed to this unfavorable mortality experience. Since these states require rate modifications based on experience over a three-year interval, it is anticipated that the rating formulas should permit rate adjustments over the next several years that take into account the current year experience.

     Pre-tax profits from the Company's group life insurance lines of business amounted to $5.2 million for 1993 versus $8.2 million for 1992, a decrease of $3.0 million. The negative variance was attributed primarily to less favorable results from association group life insurance coverages and certain specialty coverages, such as mortgage life insurance, included in the "other group life" line. Pre-tax profits from employer-employee group life insurance products were $4.1 million for 1993 versus $4.6 million in 1992, reflecting less favorable mortality experience in 1993.

     The individual health and disability product line reported a pre-tax loss of $290 thousand for 1993, versus a pre-tax loss of $461 thousand for 1992. This product line consists primarily of certain specialty products and coverages issued upon conversion of certain group health insurance products.

     Pre-tax profits from the credit disability product line amounted to $5.0 million for 1993, versus $1.9 million in 1992, reflecting more favorable morbidity experience during 1993.

     Total pre-tax income from group health insurance coverages amounted to $4.6 million for 1993, consisting of a pre-tax profit of $8.9 million from employer-employee group health insurance products and a pre-tax loss of $4.3 million from "other group health" products, primarily association group health insurance. For 1992, a pre-tax loss of approximately $4.8 million was reported for group health insurance coverages (in addition to the aforementioned $16.0 million receivables charge), consisting of a pre-tax profit of $7.3 million from employer-employee group health insurance products and a pre-tax loss of $12.0 million from "other group health" products. The increase in pre-tax income from employer-employee group health insurance coverages reflected more favorable morbidity experience in 1993 which more than offset the impact of terminations on a certain block of business affected by recent legislation as discussed below. Premium income from employer-employee group health insurance coverages amounted to approximately $425 million for 1993 versus $437 million for 1992. Premiums charged for these products are subject to periodic rate adjustments by the Company which considers, among other factors, trends in the costs of benefits provided in setting such rates. Profitability of these products is dependent upon various factors including the ability of the Company to match premiums charged to increases in benefit costs through periodic rate adjustments and to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. New York State "community rating - open enrollment" legislation applicable to insured group medical plans with less than fifty employees, which became effective as of April 1, 1993, prohibits the use of individual underwriting techniques for group major medical business, which is included in the Company's employer-employee group health product line. The legislation permits carriers to use pre-existing condition exclusions to protect against adverse selection, but prohibits the use of age and sex factors in rating, and requires that average rates be used for the aforementioned plans. All affected in-force business had to be renewed in accordance with the new requirements as of April 1, 1993, and consequently the Company suspended new business sales of these products in New York State during the first quarter to prepare for the renewal process and resumed such sales effective on the latter date. This process resulted in an unusually high level of policy lapses and negative impact on premium income during 1993 for the affected coverages in New York State. Since group life insurance is often sold in conjunction with these medical sales, there was a similar impact on employer-employee group life insurance products. In response to current and anticipated health insurance reform, the Company announced in December 1993 that it would restrict its sales of new major medical business to 21 states, including New York, in which it has a significant amount of in-force business, while continuing renewals of this business in all states. Based on preliminary analysis, the Company does not currently anticipate a material adverse impact on its consolidated operations to result from the New York legislation or the actions taken with respect to this line of business. The decrease in the pre-tax loss for "other group health" products (primarily association group health) from $12.0 million in 1992 to $4.3 million in 1993 reflected a decline in expenses attributed to this line as well as improved morbidity experience. Legal and other expenses relating to the aforementioned marketing organization bankruptcy was the major contributing factor in the 1993 pre-tax loss, primarily incurred during the first half of the year, and a significant factor in the 1992 loss. The 1992 loss for this product line also reflected legal expenses relating to a reinsurance dispute concerning certain group medical insurance programs previously written by a subsidiary of the Company, in which settlements were subsequently reached with the reinsurers involved.

     Total revenues of the life insurance subsidiaries in 1993 amounted to $1.583 billion, an increase of $69.0 million or 4.6% over 1992, primarily on increases of $25.0 million (or 2.3%) and $29.3 million (or 7.3%) in premiums and considerations and net investment income, respectively. Other income increased $1.7 million to $18.3 million in 1993, reflecting $2.3 million income from the sale of a subsidiary's home office property during the third quarter of 1993. The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and from increased written premiums on the Company's credit insurance products. A decrease of $12.8 million in employer-employee group insurance premiums, reflecting the impact of recent state legislation as discussed above, was a partial offset. Premiums and other considerations from individual life insurance and annuity products amounted to $388.1 million in 1993, compared to $366.7 million in 1992, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business. Although the pre-tax annual yield on investments declined from 8.76% in 1992 to 8.35% in 1993, net investment income increased $29.3 million as noted above with a larger investment base in 1993. This decrease in pre-tax annual yield reflects a continuing decline in market interest rates which has resulted in calls of higher yielding securities out of the investment portfolio and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available current rates. In this connection, it should be noted that the Company's liability for policyholder account balances, amounting to $3.3 billion at December 31, 1993, relates to interest sensitive life insurance and annuity contracts that are subject to periodic adjustment of credited interest rates. Credited interest rates are determined by management based on factors including available market interest rates and portfolio rates of return. Interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, typically ranged from 6.8% to 5.0% during 1992 and from 5.0% to 4.5% in 1993. Interest rates credited on the Company's universal life insurance contracts typically ranged from 8.5% to 6.5% in 1992 and from 7.5% to 6.0% in 1993, reflecting periodic decreases in these credited rates during both 1993 and 1992. In the event of future general increases in market interest rates, the market value of certain of the Company's investments including its fixed maturity portfolio would be expected to decrease, and the contribution to the Company's earnings from the difference between interest earned on investments and interest credited on these products could be adversely affected, depending on the timing and extent of adjustments in credited rates of interest on in-force business and in the investment portfolio in response to such changes.

     Total benefits and expenses of the life insurance subsidiaries increased $22.3 million or 1.6% over 1992, reflecting the inclusion of the $16.0 million receivables charge in 1992 results. Benefits to policyholders and beneficiaries amounted to $737.7 million in 1993, versus $740.6 million in 1992. The decrease reflects various factors including reduced volume in the employer-employee group health line relating to policy lapses attributed to the impact of recent state legislation as previously discussed and the impact of favorable mortality and voluntary policy termination experience on individual life coverages. Interest credited to policyholder account balances increased $10.2 million (or 5.9%), reflecting the increased volume of universal life-type and individual annuity contracts in 1993 with the impact of reductions in credited rates of interest on certain contracts a partial offsetting factor. An increase in future policy benefits of $39.8 million was recorded for 1993, versus $34.8 million for 1992, with the $5.0 million variance primarily associated with the increase in written premiums on credit insurance coverages as noted above. Amortization of deferred policy acquisition costs amounted to $151.9 million in 1993 versus $131.8 million in 1992, reflecting various factors including the increased volume of individual life and annuity business in force during 1993. Excluding the impact of the 1992 receivables charge, an aggregate increase of $6.2 million or 2.5% in commissions, insurance taxes and licenses, and general expenses reflected the increased individual life and annuity volume, with reduced legal and other expenses relating to the "other group health" product line a partial offset.

     At December 31, 1993, consolidated invested assets included approximately $221 million book value of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate market value of approximately $232 million at December 31, 1993 and, based on book value, represent approximately 3% of consolidated total assets at that date. See Note 1 of Notes to Financial Statements for further information. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

     In November, 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." Statement No. 112 must be implemented in 1994. In May, 1993, FASB issued two additional Statements which will require the Company to adopt new accounting and reporting standards in preparation of future period financial statements. Statement No. 114, "Accounting by Creditors for Impairment of a Loan," must be adopted by calendar year enterprises no later than 1995. Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," will require most fixed maturity investments to be carried at market value commencing in 1994. These FASB Statements are discussed in Note 1 of Notes to Financial Statements.


     1992 Compared to 1991

   Net income in 1992 amounted to $31.6 million, and was net of a $38.0 million after-tax charge for "cumulative effect of accounting change" relating to the adoption of new accounting standards for non-pension postretirement benefits required by Statement of Financial Accounting Standards No. 106, as discussed in Note 1 of Notes to Financial Statements. Other than this charge, the adoption of this Statement as well as the 1992 adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," by means of restatement had no material impact on reported results of operations for 1992 or 1991. Excluding this charge, after-tax income for 1992 amounted to $69.6 million, a decrease of $5.1 million or 6.8% as compared to 1991. Net income for 1992 reflects a charge equivalent to $10.6 million on an after-tax basis to establish a reserve for amounts receivable from an Association Group Health marketing organization which declared bankruptcy. Reported results for 1992 include net capital loss transactions with an after-tax impact of approximately $1.7 million, while 1991 net income included net capital loss transactions with an after-tax impact of $1.2 million. The 1992 and 1991 net capital losses reflected the disposal of certain real estate properties and additions to valuation reserves for certain investments with loss exposure which, in the aggregate, more than offset gross pre-tax capital gains from sales of fixed maturity investments amounting to $23.2 million and $19.4
million, respectively.       Excluding  capital  gains  and  losses,  the  1992
receivables charge, and the cumulative effect of accounting change, consolidated after-tax income for 1992 was $81.9 million, an increase of $6.1 million or 8.0% from the comparable $75.8 million for 1991. On a similar basis, after-tax results of the life insurance subsidiaries other than the aforementioned items amounted to $118.5 million in 1992, an increase of $1.7 million or 1.5% versus the comparable $116.8 million in 1991, reflecting improved results from the individual life and annuity product line. The improved results for this product line were partially offset by unfavorable results from "other group health" coverages (primarily association group health), which as discussed below recorded a pre-tax loss of $12.0 million in 1992 before the $16.0 million pre-tax impact of the receivables charge, versus a $916 thousand pre-tax loss in 1991. Comparative results from the Company's other group and credit insurance lines and the individual health and disability product line also offset the improved individual life and annuity results.
After-tax corporate charges, including the operating results of USLIFE's servicing units (before capital gains and losses), amounted to $36.6 million in 1992 versus $41.0 million in 1991, resulting in a positive comparative impact of $4.4 million on after-tax consolidated results. Results for 1992 benefited from lower interest costs attributed to more favorable interest rates applicable to short-term corporate borrowings and the $150 million refinancing in May 1992 as discussed under "Capital Resources", as well as capital made available at the corporate level from the combination in early 1992 of operations of two of the Company's life insurance subsidiaries. Corporate charges in 1991 reflect the inclusion of $903 thousand income of the parent company (net of related taxes) from sale of the life insurance charter of a former subsidiary. Corporate charges reflect, among other factors, interest expense associated with financing of repurchases of the Company's common stock under the treasury stock repurchase program. As a result of the reduction in outstanding shares, it is estimated that these transactions had a net positive impact of approximately 3 cents per share on comparative results.

     Pre-tax income of the life insurance subsidiaries, excluding capital gains and losses and the cumulative effect of accounting change relating to FASB Statement No. 106, amounted to $161.4 million in 1992, reflecting the $16.0 million impact of the aforementioned receivables charge, versus $173.7 million in 1991. As noted above, life insurance subsidiary pre-tax income benefited in 1992 from improved results on the Company's individual life and annuity product line, with these improved results offset by unfavorable association group health results and by comparative results from the Company's other group and credit insurance lines and the individual health and disability line. Excluding capital gains and losses, individual life and annuity pre-tax profits for 1992 amounted to $169.3 million, an increase of $19.7 million or 13.1% versus 1991. Improved investment income margins, favorable voluntary policy termination experience, and a positive contribution from mortality results were the major factors in this increase. A pre-tax loss of $19.3 million, including the aforementioned $16.0 million charge, was attributed to all health insurance coverages in 1992, while 1991 results reflected a pre-tax profit of $10.3 million from health insurance coverages. Employer-employee group health insurance coverages, which are discussed further below, accounted for approximately 87% and 83% of total health insurance premiums in 1992 and 1991 respectively. An aggregate pre-tax loss of $28.0 million was recorded for "other group health" products (primarily association group health) in 1992 versus a pre-tax loss of $916 thousand in 1991. The $16.0 million receivables charge was the major factor in the 1992 loss, with the remainder resulting primarily from charges to reflect the impact of settlement of a reinsurance dispute concerning certain group medical insurance programs previously written by a subsidiary of the Company as well as legal expenses and other costs relating both to the reinsurance dispute and the marketing organization in bankruptcy (see Note 9 of Notes to Financial Statements for further information). Credit insurance pre-tax earnings for 1992 amounted to $5.1 million, a decrease of $2.4 million from 1991 results, reflecting reduced earned premium and temporary expense increases associated with the combination of operations of two of the Company's credit insurance subsidiaries. Pre-tax income from employer-employee group insurance coverages amounted to $11.9 million in 1992 versus $13.2 million in 1991, reflecting less favorable mortality and morbidity experience. Premium income from these products amounted to approximately $505 million for 1992 versus $425 million for 1991, including premiums of $437 million and $361 million from employer-employee group health coverages, respectively. Pre-tax income from these health coverages amounted to approximately $7.3 million (or 1.7% of premiums), $8.2 million (or 2.3% of premiums), and $6.8 million (or 2.3% of premiums) in 1992, 1991 and 1990, respectively, with less favorable morbidity experience in 1992. Results for 1992 reflected a pre-tax loss of $461 thousand from the individual health and disability product line, compared to a pre-tax profit of $399 thousand for 1991, with the variance primarily from poor morbidity experience during 1992 on specialty products included in this line. Pre-tax income from "other group life" products amounted to $2.2 million in 1992, compared to $3.2 million in 1991, reflecting less favorable mortality experience on group mortgage life insurance coverages included in this product line.

     Total revenues of the life insurance subsidiaries in 1992 amounted to $1.514 billion, an increase of $145.6 million or 10.6% compared to 1991, primarily on increases of $94.7 million (or 9.4%) and $50.9 million (or 14.5%) in premiums and considerations and net investment income, respectively. The increase in premiums and considerations came primarily from the Company's employer-employee group health insurance product line, reflecting increased volume and the impact of a series of group health rate increases, and from the individual life insurance product line. Premiums and other considerations from individual life insurance and annuity products amounted to $366.7 million in 1992, compared to $351.2 million in 1991, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business. Although the pre-tax annual yield on investments declined from 8.95% in 1991 to 8.76% in 1992, net investment income increased $50.9 million as noted above with a larger investment base in 1992. This decrease in pre-tax annual yield reflected a continuing decline in market interest rates which resulted in calls of higher yielding securities out of the investment portfolio and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available rates. In this connection, it should be noted that the Company's liability for policyholder account balances relates to interest sensitive life insurance and annuity contracts that are subject to periodic adjustment of credited interest rates. Interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, typically ranged from 8.0% to 6.8% during 1991 and from 6.8% to 5.0% in 1992. Interest rates credited on the Company's universal life insurance contracts typically ranged from 9.0% to 7.7% in 1991 and from 8.5% to 6.5% in 1992, reflecting periodic decreases in these credited rates during both 1991 and 1992.

   Total benefits and expenses of the life insurance subsidiaries increased $157.8 million or 13.2% compared to 1991, reflecting the impact of the aforementioned $16.0 million receivables charge. The increase of $53.9 million (or 7.9%) in benefits to policyholders and beneficiaries reflected an increase of $61.5 million (or 22.6%) in benefits on employer-employee group health insurance products, relating primarily to the increased volume on that product line. A reduced level of surrender benefits on traditional individual life insurance products in 1992, reflecting improved voluntary termination experience as noted above, was a partial offset. Interest credited to policyholder account balances increased $36.0 million (or 26.2%), reflecting the increased volume of universal life-type and individual annuity contracts in 1992. An increase in liability for future policy benefits of $34.8 million was recorded in 1992, versus $10.8 million in 1991, reflecting the increased sales of traditional individual life insurance products in 1992 and an increase in written premiums on credit insurance products. Excluding the impact of the aforementioned $16.0 million charge relating to association group health receivables, an aggregate increase of $27.1 million in commissions, general expenses, and insurance taxes and licenses reflected the increased volume on individual life and employer-employee group products as discussed above.

                                   BUSINESS

Lines of Business

     USLIFE Corporation ("USLIFE"), a New York business corporation formed in 1966, is a life insurance-based holding company whose principal subsidiaries engage in the life insurance business. Other subsidiaries of USLIFE, engaged in investment advisory, broker-dealer, real estate, data processing and administrative operations, provide services to the life insurance companies. Only life insurance is a reportable industry segment, and the related information is presented in Note 1 of Notes to Financial Statements.

     The following table sets forth total income and income before taxes of the operations of USLIFE for the indicated subsidiary groups and "corporate services" for the past five years.

                                                             Year Ended December 31
                    ____________________________________________________________________________________________________________
                           1993                   1992                  1991                 1990                  1989
                    ___________________  _____________________  ____________________  ____________________  ____________________
                                 Income              Income                   Income               Income                Income
                      Total      Before     Total    Before       Total       Before    Total      Before     Total      Before
                      Income     Taxes      Income   Taxes (a)    Income      Taxes     Income     Taxes      Income     Taxes
                      ______    ________    ______   _________    ______      ______    ______     ______     ______     ______
                                                              (Amounts in Thousands)
Life Insurance (b). $1,583,197  $206,011  $1,514,233  $159,301  $1,368,592  $171,487  $1,225,047  $168,376  $1,190,875  $179,495
Realty and
 Securities
 Investment........     10,622    (2,542)     11,149       (59)      9,364       429       8,001      (167)      8,037       819
Corporate
 Services (c)......      6,219   (51,898)      4,070   (54,905)      4,950   (60,897)      2,527   (64,739)      1,311   (59,818)
                    __________  ________  __________  ________  __________  ________  __________  ________  __________  ________
  Consolidated..... $1,600,038  $151,571  $1,529,452  $104,337  $1,382,906  $111,019  $1,235,575  $103,470  $1,200,223  $120,496
                    ==========  ========  ==========  ========  ==========  ========  ==========  ========  ==========  ========

_________

          (a) Before  cumulative effect  of accounting  change relating to
     postretirement benefits  other than  pensions.   See Notes 1 and 5 of
     Notes to Financial Statements for further information.

          (b) Before extraordinary charge relating to litigation in 1989.

          (c) Reflects corporate interest expense and overhead, and corporate services to subsidiaries by USLIFE Corporation, USLIFE Systems Corporation, USLIFE Insurance Services Corporation, and USLIFE Agency Services, Inc. as well as consolidating adjustments.


Life Insurance

  General

     In 1993, USLIFE's life insurance business was conducted by four operating life insurance subsidiaries (the "Life Insurance Subsidiaries"): The United States Life Insurance Company In The City of New York ("United States Life"), All American Life Insurance Company ("All American Life"), The Old Line Life Insurance Company of America ("Old Line Life"), and USLIFE Credit Life Insurance Company ("USLIFE Credit Life").

     The Life Insurance Subsidiaries are all domestic stock insurance corporations with strong regional identifications. United States Life is the oldest stock life insurance company in America, having been incorporated in New York in February, 1850. While authorized to do business in all fifty states and the District of Columbia, its business is heavily concentrated in New York and adjacent eastern states. All American Life was incorporated in Illinois in 1950, and is licensed to do business in all states, except New York, and in the District of Columbia. Approximately 34% of its business in 1993 was derived from the central and southwestern regions of the United States. Old Line Life, incorporated in Wisconsin in 1910, is authorized to do business in all states, except New York, and in the District of Columbia; its business is concentrated heavily in Wisconsin, California, New Jersey and the north central region of the United States. USLIFE Credit Life, whose predecessors date from 1890, derives most of its business from its home state of Illinois and other midwestern and northwestern states.

  Types of Insurance Written

     The Life Insurance Subsidiaries offer a broad portfolio of individual life insurance and annuity policies. Also, through United States Life, part of the sales forces of the Life Insurance Subsidiaries offer group life and health insurance policies with particular emphasis on small groups. Group life and health insurance policies are also offered to associations. Several of the Life Insurance Subsidiaries also offer products designed for funding pension, profit-sharing and other qualified plans. In addition, through USLIFE Equity Sales Corp., equity products are available for the noninsurance portion of these plans. Credit insurance is offered principally through USLIFE Credit Life.

     Individual life policies are offered by all of the Life Insurance Subsidiaries, except USLIFE Credit Life, on a non-participating and participating basis. Participating insurance is insurance whereby the policyholder is entitled to receive policy dividends reflecting the difference between the premium charged and actual experience, the premium being calculated to provide a margin over the anticipated cost of insurance protection. On December 31, 1993, approximately 2.5% of individual life insurance in force was participating and premiums on participating policies represented 6.8% of individual life insurance premium income in 1993. See "Participating Policies" in Note 1 of Notes to Financial Statements. All group business, other than credit life insurance, is on a non-participating basis but approximately 12% of such business is subject to experience ratings under which the policyholder may receive refund credits depending on experience. Substantially all of the credit life insurance in force is non-participating.


  Development

     The following tabulations set forth the classes of life insurance in force at December 31, and the amount of new life insurance paid for and premium income in each of the years 1989 through 1993.

                                              1993           1992           1991           1990           1989
                                              ____           ____           ____           ____           ____
                                                                  (Amounts in Thousands)
Life Insurance in Force at December 31:
  Individual life......................   $ 75,850,909   $ 70,215,988   $ 65,363,964    $60,517,878   $58,335,637
  Credit life..........................      7,905,294      8,124,861      8,811,313      9,461,784     9,380,287
  Group life...........................     26,793,165     25,621,722     23,374,748     20,288,967    22,048,608
  Reinsurance assumed(a)...............     14,462,410     11,037,473     10,318,427      8,509,733     6,910,793
                                          ____________   ____________   ____________    ___________   ___________
       Total in force (a)(b)...........   $125,011,778   $115,000,044   $107,868,452    $98,778,362   $96,675,325
                                          ============   ============   ============    ===========   ===========

New Life Insurance:
  Individual life......................   $ 15,094,027   $ 13,842,145   $ 13,657,209    $11,093,989   $11,614,692
  Credit life..........................      4,698,246      3,327,816      3,192,498      3,714,637     3,891,526
  Group life...........................      2,474,122      2,433,088      6,628,972      2,361,956     3,747,379
                                          ____________   ____________   ____________    ___________   ___________
   Total direct new business written...     22,266,395     19,603,049     23,478,679     17,170,582    19,253,597
  Reinsurance assumed..................          5,060          3,644         18,046         10,418        11,427
                                          ____________   ____________   ____________    ___________   ___________
               Total new business......   $ 22,271,455   $ 19,606,693   $ 23,496,725    $17,181,000   $19,265,024
                                          ============   ============   ============    ===========   ===========

                                              1993           1992           1991           1990           1989
                                              ____           ____           ____           ____           ____
                                                                  (Amounts in Thousands)
Premium Income:
  Life Insurance:
       Individual(c)...................   $    220,686   $    207,822   $    199,968    $   191,889   $   190,923
       Credit life.....................         56,778         53,555         54,546         64,334        72,799
       Group life......................        178,302        165,897        154,582        140,641       140,236
                                          ____________   ____________   ____________    ___________   ___________
           Total life..................        455,766        427,274        409,096        396,864       403,958
                                          ____________   ____________   ____________    ___________   ___________
  Health Insurance:
       Individual health...............          1,302          1,308          1,198          1,075         2,867
       Credit disability...............         55,040         52,099         49,407         59,296        67,990
       Group health....................        438,075        452,306        386,373        309,299       274,572
                                          ____________   ____________   ____________    ___________   ___________
           Total health................        494,417        505,713        436,978        369,670       345,429
                                          ____________   ____________   ____________    ___________   ___________
               Total premium income....   $    950,183   $    932,987   $    846,074    $   766,534   $   749,387
                                          ============   ============   ============    ===========   ===========

_______

     (a) Substantially all of the reinsurance assumed represents Servicemen's Group Life Insurance and Federal Employees' Group Life Insurance.

     (b) Includes ceded reinsurance of approximately $8.0 billion at the end of 1989, $8.4 billion at the end of 1990, $8.0 billion at the end of 1991, $8.0 billion at the end of 1992, and $7.5 billion at the end of 1993.

     (c) Under the method of accounting required by Statement No. 97 of the Financial Accounting Standards Board ("SFAS 97") for universal life-type products and certain annuity contracts, including the Company's deferred annuity products, premium receipts are not recorded as revenues and, consequently, are excluded from the premium income data presented herein. See
Note 1 of Notes to Financial Statements for further information.


  Additions and Terminations

     There follows a tabulation of the Life Insurance Subsidiaries' additions and terminations by cause for both individual and group and credit life for the three years ended December 31, 1993:

                                                   Individual                            Group and Credit
                                     _______________________________________   ______________________________________

                                              Year Ended December 31                    Year Ended December 31
                                     _______________________________________   ______________________________________

                                         1993          1992          1991          1993          1992          1991
                                         ____          ____          ____          ____          ____          ____
                                                                   (Amounts in Thousands)
In force, January 1...............   $70,247,455   $65,388,140   $60,544,452   $44,752,589   $42,480,312   $38,233,910
                                     ___________   ___________   ___________   ___________   ___________   ___________
   Issued.........................    15,064,328    13,820,341    13,633,659     7,172,368     5,760,904     9,821,470
   Reinsurance assumed............         5,060         3,644        18,046             -             -             -
   Revived........................       139,475       121,706       135,914             -             -             -
   Additions by dividend..........        29,699        21,804        23,550             -             -             -
   Increase, net..................             -             -             -       812,904       710,679             -
                                     ___________   ___________   ___________   ___________   ___________   ___________
            Total.................    15,238,562    13,967,495    13,811,169     7,985,272     6,471,583     9,821,470
                                     ___________   ___________   ___________   ___________   ___________   ___________
Terminated by:
   Death..........................       174,448       146,775       144,360       154,281       149,995       139,462
   Maturity.......................         2,748         2,576         2,978             -             -             -
   Expiry.........................        64,116        52,860        65,221     1,969,555     3,021,682     3,485,682
   Surrender......................     1,290,923     1,284,035     1,326,396         7,421         1,466         2,978
   Lapse..........................     6,657,464     6,390,931     6,268,250     1,480,729     1,026,163     1,908,250
   Decrease, net..................       477,916       390,023       458,279             -             -        38,696
   Conversion.....................       932,499       840,980       701,997             -             -             -
   Reinsurance....................             -             -             -             -             -             -
                                     ___________   ____________  ___________   ___________   ___________   ___________
            Total.................     9,600,114     9,108,180     8,967,481     3,611,986     4,199,306     5,575,068
                                     ___________   ___________   ___________   ___________   ___________   ___________
Increase (decrease)...............     5,638,448     4,859,315     4,843,688     4,373,286     2,272,277     4,246,402
                                     ___________   ___________   ___________   ___________   ___________   ___________
In force, December 31.............   $75,885,903   $70,247,455   $65,388,140   $49,125,875   $44,752,589   $42,480,312
                                     ===========   ===========   ===========   ===========   ===========   ===========

     Universal life insurance represents approximately 37%, 37% and 36% of total individual life insurance in force at December 31, 1993, 1992 and 1991, respectively, reflecting the increased marketplace emphasis toward interest sensitive products. Universal life insurance policies permit the policyholder to vary the timing and amount of premium payments, within contractual limits. Premium payments under these policies are credited to the policyholder's account balance, from which amounts are assessed for risk and administrative charges. These charges are subject to periodic adjustment by the Company. Interest is credited to the policyholder's account balance at rates which are subject to periodic adjustment by the Company. The remainder of the Company's individual life insurance in force consists primarily of whole life insurance and term insurance coverages. These contracts generally provide for fixed premium payments and death benefits. Whole life policies provide insurance over the entire life of the insured, with the face amount payable only upon the death of the insured, and typically provide for the accumulation of a surrender value based on contractual terms which may be payable to the policyholder or utilized to purchase a different form of insurance in the event that the policy is terminated prior to death of the insured. Term insurance policies provide insurance over a specified period of time, with the face amount payable if the insured dies during the policy term. Inasmuch as term policies generally do not provide for maturity benefits or accumulation of significant cash surrender values, premiums per dollar of death benefit are often initially lower than those of whole life policies. The 1993 and 1992 increases in face value of individual insurance issued reflect increased sales of both universal and traditional products as compared to the prior year. The face amount of individual life insurance terminated, in the aggregate, by lapse and surrender amounted to $7.9 billion, $7.7 billion, and $7.6 billion in 1993, 1992 and 1991, respectively. The relative consistency of these terminations despite the greater base of in-force business reflected a continuation of favorable voluntary policy termination ("persistency") experience. Subject to any applicable surrender charges, the Company's universal life insurance products and individual annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition for investment and insurance funds, and perceived financial strength of the insurer. These contracts are generally supported by the investment portfolios of the Life Insurance Subsidiaries, which are primarily comprised of investment grade, publicly traded corporate bonds. Substantially all of the Company's interest sensitive life insurance and annuity contracts provide for imposition of a surrender charge in the event of policy surrender during a specified initial period commencing with contract inception, typically ten to fifteen years for universal life insurance and five to seven years for individual annuities, with the significance of this charge often subject to reduction over the applicable period or during the later portion thereof. The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The amortized cost and estimated market value of the Company's debt security investments, by contractual maturity, are set forth in Note 1 of Notes to Financial Statements. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations herein, the Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset / liability management strategy and are classified as "available for sale." Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed. The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. The aggregate face amount of group and credit insurance issued in 1991 reflected significant volume of new group term life insurance sales by United States Life. During 1992 and 1993, subsequent increases in face amount relating to this business are included in "Increase, net" above in accordance with regulatory reporting practice. The 1993 increase in aggregate volume of group and credit insurance issued was primarily attributed to credit life insurance and reflected various factors including new volume on certain cases transferred to USLIFE Credit Life from another subsidiary.



  Accident and Health Insurance

     For the last three years, accident and health insurance operations produced premium income and income before taxes as follows:

                                  Premium Income                   Income Before Taxes
                           ______________________________    _______________________________

                             1993        1992       1991       1993        1992        1991
                             ____        ____       ____       ____        ____        ____

                                                 (Amounts in Thousands)
Group.................     $438,075   $452,306   $386,373    $  5,314   $(19,811)   $  7,147
Individual............        1,302      1,308      1,198        (107)      (408)        531
Credit Disability.....       55,040     52,099     49,407       7,551      3,423       3,985

     Group health business has been written traditionally as a necessary corollary to the sale of group life insurance. The 1992 loss from group health insurance coverages reflects a pre-tax charge of $16.0 million to establish a reserve for amounts receivable from an association group health marketing organization which declared bankruptcy. The remainder of the loss from these coverages in 1992 resulted primarily from charges to reflect the impact of settlement of a reinsurance dispute concerning certain group medical insurance programs previously written by a subsidiary of the Company as well as legal expenses and other costs relating both to the reinsurance dispute and the marketing organization in bankruptcy (see Note 9 of Notes to Financial Statements for further information). New York State "community rating - open enrollment" legislation applicable to insured group medical plans with less than fifty employees, which became effective as of April 1, 1993, prohibits the use of individual underwriting techniques for group major medical business, which is included in the Company's employer-employee group health product line. The legislation permits carriers to use pre-existing condition exclusions to protect against adverse selection, but prohibits the use of age and sex factors in rating and requires that average rates be used for the aforementioned plans. Similar legislation is contemplated or has been enacted in various other states, and various health care reform proposals have emerged at the Federal level. In response to current and anticipated health insurance reform, particularly at the state level, the Company announced in December 1993 that it would restrict its sales of new major medical business to 21 states, including New York, in which it has a significant amount of in force business, while continuing renewals of this business in all states. During 1993, a number of modifications were introduced to the Company's stand-alone group life, long term disability and dental insurance products with the goal of increasing the proportion of business from non-major medical lines. Based on preliminary analysis, the Company does not currently anticipate a material adverse impact on its consolidated operations to result from enacted state legislation or the actions taken with respect to this line of business. The Company continues to carefully monitor developments in the health care reform area and to explore its alternatives, but cannot predict how legislative changes at the Federal level will affect its business in the health insurance area unless and until such changes are adopted.

     The individual accident and health product line consists primarily of certain specialty products and coverages issued upon conversion of certain group health insurance products. The pre-tax loss recorded in 1992 reflected poor morbidity experience on specialty products included in this line. The 1993 loss was primarily attributed to results on coverages issued upon group health conversions.

     Credit disability insurance is written in conjunction with credit life insurance and covers the continuation of loan payments to a lender in the event the borrower becomes disabled. The 1992 decrease in credit disability pre-tax income reflected a reduced level of earned premium and temporary expense increases associated with the combination of operations of two of the Company's credit insurance subsidiaries. The improved results in 1993 reflected more favorable morbidity experience versus the preceding year.



  Investments and Investment Results

     Investments are subject to the direction and control of the Boards of Directors or Executive Committees of each of the respective Life Insurance Subsidiaries. Many investments are made upon the recommendation of USLIFE Realty Corporation or USLIFE Real Estate Services Corporation (see "Realty Investment" below) with respect to real estate and mortgages, and upon the recommendation of the parent company with respect to securities, all of which furnish such investment advice to the Life Insurance Subsidiaries. All investments must comply with applicable insurance laws and regulations, which prescribe the nature, quality and percentages of various types of investments which may be made by insurance companies. The major portion of funds available for investment in recent years has been invested in bonds and redeemable preferred stocks ("Fixed Maturities"), and in short term investments, including corporate commercial paper and money market instruments.

     Effective December 31, 1992, Fixed Maturities which may be sold prior to maturity as a result of the Company's investment strategies are considered available for sale and carried at the lower of aggregate amortized cost or market value as of the balance sheet date. As discussed below, valuation reserves are maintained for Fixed Maturities and other investments with a reduction in value determined to be other than temporary. During the first quarter of 1994, the Company will adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which will require most of the Company's Fixed Maturity investments to be carried at market value. Common stocks and non-redeemable preferred stocks ("Equity Securities") are carried at market. See Note 1 of Notes to Financial Statements for further information.

     The mortgage portfolios of the Life Insurance Subsidiaries at December 31, 1993 had an aggregate principal amount of approximately $386 million and consisted of approximately 321 loans. The mortgage portfolio of the Life Insurance Subsidiaries is characterized by a broad geographical distribution, with approximately 6% of total book value at December 31, 1993 relating to the New England region of the United States, 16% from the middle-Atlantic states, 23% from the north-central states, 16% from the south-Atlantic states, 10% from the south-central states, 14% from the mountain states, and 15% from the Pacific states. Based on book value, approximately 40% of these mortgage loans at that date are secured by office buildings, 24% by industrial / warehouse properties, 25% retail, 1% apartments, 2% one to four family residential, and the remainder secured by hotel / motel, medically oriented, or other specialty properties. At December 31, 1993, the average principal balance of mortgage loans contained in the portfolio was $1.2 million, with a weighted average yield of 9.82% on book value. The average maturity was approximately 7 years. The largest principal balance of any single mortgage loan at that date was $12.3 million. The Company regards delinquent mortgage loans to be those on which interest due is unpaid for 60 days or more or the loan is in foreclosure. The book value of delinquent mortgage loans amounted to approximately 7.31% and 5.52% of the mortgage loan portfolio at December 31, 1993 and 1992, respectively. On December 31, 1993 property held as a result of foreclosure of loans amounted to $25 million.

     The bond portfolios of the Life Insurance Subsidiaries at December 31, 1993 were predominantly comprised of investment grade securities (based on ratings assigned by recognized rating agencies and insurance regulatory authorities). At December 31, 1993, invested assets of the Life Insurance

Subsidiaries included approximately $203 million book value of less than investment grade corporate securities, based on such ratings. The latter investments had an aggregate market value of approximately $213 million as of December 31, 1993 and based on book value, represent approximately 3.1% of total assets of the Life Insurance Subsidiaries at that date. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The results of operations of the Life Insurance Subsidiaries historically have not reflected a material adverse impact from investment in such securities. Certain bonds, representing less than 1% of the total bond portfolio for the Life Insurance Subsidiaries, have defaulted in interest. Quality ratings of the fixed maturities portfolio of the Life Insurance Subsidiaries at December 31, 1993 with respect to each National Association of Insurance Commissioners (NAIC) credit classification, based on book value, are as follows:

                  Fixed Maturities
     ____________________________________________
     NAIC Class                  Book Value
     ___________                 ___________

                            (Amounts in Thousands)

          1....................   $3,037,839
          2....................    1,474,549
                                  __________

     Total investment grade....    4,512,388
                                  __________

          3....................      104,485
          4....................       69,247
          5....................        9,857
          6....................       14,669
                                  __________

     Total non-investment grade      198,258

                                  __________

     Total.....................   $4,710,646
                                  ==========






     The Company's management of the investment portfolios of the Life Insurance Subsidiaries includes identification and evaluation of holdings which are non-performing or have otherwise indicated performance which could imperil future investment income or recovery of invested amounts. A valuation reserve is maintained for those investments where a reduction of value is determined to be other than temporary. In 1993, net additions to the valuation reserve for fixed maturity investments (on a pre-tax basis) amounted to $7.6 million, and $25.0 million was added to such reserves relating to real estate, mortgage loans, and other long term investments. In 1992, net additions to the valuation reserve for fixed maturity investments (on a pre-tax basis) amounted to $153 thousand, and $23.0 million was added to such reserves relating to real estate, mortgage loans, and other long term investments. In 1991, net additions to the valuation reserve for fixed maturity investments (on a pre-tax basis) amounted to $8.5 million, and $7.1 million was added to such reserves relating to real estate and other long term investments. Total pre-tax portfolio reserves for the Life Insurance Subsidiaries amounted to $125.2 million at December 31, 1993. The Company believes that adequate reserves for losses have been established.

     The following table shows the investment results of the Life Insurance Subsidiaries for the periods indicated.


                       Cash and Invested Assets                         Net Yield
                          At End of Period(1)                            on Cash       Pre-tax
                   ___________________________________       Net          and         Realized
   Year Ended                  Invested                  Investment     Invested       Gains
   December 31       Cash       Assets        Total       Income(2)     Assets(3)   (Losses)(4)
   ___________       ____      ________       _____      __________     _________   ___________

                                             (Dollar Amounts in Thousands)
1993..........     $52,179    $5,475,671    $5,527,850     $431,923         8.35%      $10,835
1992..........      64,769     4,966,327     5,031,096      402,579         8.76        (2,100)
1991..........      72,269     4,286,710     4,358,979      351,671         8.95        (2,235)

________

     (1) Does not include adjustments for net unrealized gains and losses on marketable equity securities. See Note 1 of Notes to Financial Statements for further information.

     (2) Net investment income is after deduction of investment expenses but before realized capital gains or losses and federal income taxes.

     (3) Calculated on the basis of a formula prescribed by the National Association of Insurance Commissioners which computes the yield on the mean asset values during the year.

     (4) The 1992 and 1991 net realized losses reflected the disposal of certain real estate properties and additions to the valuation reserves for certain investments which, in the aggregate, more than offset $23.3 million and $19.4 million gross pre-tax capital gains, respectively, from disposals of fixed maturity investments.

The investment management policies of the Life Insurance Subsidiaries include continual evaluation of securities market conditions and circumstances relating to particular investment holdings which may result in selection of fixed maturity or other investments for sale prior to maturity. Securities may also be sold as part of the Company's asset / liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. The net yield on cash and invested assets declined from 8.95% in 1991 to 8.76% in 1992 and 8.35% in 1993, as a continuing decline in market interest rates has resulted in calls of higher yielding securities out of the investment portfolio and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available current rates. In this connection, it should be noted that the Company's liability for policyholder account balances, amounting to $3.3 billion and $2.9 billion at December 31, 1993 and 1992, respectively, relates to interest sensitive life insurance and annuity contracts that are subject to periodic adjustment of credited interest rates. Credited interest rates are determined by management based on factors including available market interest rates and portfolio rates of return. Interest rates credited on the Company's interest sensitive products are sensitive to changes in interest rates earned on the Company's investments. As discussed in Management's Discussion and Analysis of "Results of Operations" herein, the interest rates credited on the Company's deferred annuity and universal life products have declined in 1991, 1992 and 1993. These declines generally follow the pattern of declining yields on the assets supporting these liabilities. As discussed under "Regulation" herein, the Life Insurance Subsidiaries have complied for statement years 1993 and 1992 with valuation actuary testing requirements, promulgated by the NAIC, which apply specified rules to assess the impact of various interest rate scenarios on the adequacy of assets to meet policyholder liabilities. These tests did not disclose any failure of the Company's assets to support its policy liabilities under the NAIC specified testing scenarios.

  Reserves and Reinsurance

     In accordance with applicable law, the Life Insurance Subsidiaries have set up and carry actuarial reserves to meet their obligations on their various policies. These reserves are amounts which, together with additions from premiums to be received and interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet the Life Insurance Subsidiaries' policy obligations as they mature. The liability for policy benefits relating to cash values of interest sensitive products is accumulated based on credited rates of interest which are subject to periodic adjustment. The statutory reserves of the Life Insurance Subsidiaries are certified by internal actuaries as permitted by state insurance departments and are not specifically examined by independent actuaries. The Life Insurance Subsidiaries generally reinsure risks over $1.5 million as well as selected risks of lesser amounts. See Notes 1 and 10 of Notes to Financial Statements.


  Employees and Agents

     At December 31, 1993, the Life Insurance Subsidiaries had approximately 1,500 regular employees at their home and regional offices, and individual life insurance policies were sold principally through approximately 600 agencies located throughout the United States. As discussed below, services are also furnished to the Life Insurance Subsidiaries by the Company's Realty Investment, Securities Investment, and Corporate Services subsidiaries, and by USLIFE Corporation.

     With few exceptions, the general agents and producers of the Life Insurance Subsidiaries are independent contractors and are compensated on a commission basis within limitations set by applicable insurance laws. Service fees and expense reimbursement allowances are paid to general agents, also within the limitations of applicable insurance laws. A large percentage of producers also sell for other companies.


  Home Offices

     The home office of United States Life is located in a portion of a building at 125 Maiden Lane, New York, New York 10038. In December 1986 United States Life sold this building and leased back portions of the premises which are utilized as its principal executive offices as well as the principal executive offices of USLIFE, USLIFE Equity Sales Corporation, USLIFE Realty Corporation, USLIFE Advisers, Inc. and an office of USLIFE Systems Corporation. The leases for space occupied by United States Life and other USLIFE companies expire in 1996. Present annual base rent for all such companies is $3.7 million, subject to adjustment, tax and escalation clauses. Certain of these leases provide for renewal options for two successive ten year terms, based on fair rental value at the time of renewal. The group insurance operations of United States Life, certain other clerical and administrative units which provide support services for that company and certain other Life Insurance Subsidiaries, and several corporate units are located in a building at 3600 Route 66, Neptune, New Jersey 07754. This building is rented under a lease expiring in 2003 with renewal options for two additional five year terms and a further option relating to rental of additional office space. The annual base rent under this lease is approximately $2.3 million, subject to adjustment, tax and escalation clauses. See Note 8 of Notes to Financial Statements for further information regarding the Company's lease commitments.

     The home  office of Old Line Life is located at 707 North Eleventh Street,
Milwaukee, Wisconsin  53233, in  a building  which it  owns.   This property is
considered adequate for the purpose used and excess space is rented to others.

     The home office of All American Life is located in a portion of a building at 8501 West Higgins Road, Chicago, Illinois 60631, rented under a lease expiring in 2001 with a renewal option for an additional five year term. The annual base rent is approximately $481 thousand and is subject to increases due to increases in taxes and operating expenses of the building. The offices of USLIFE Insurance Services Corporation and certain other USLIFE subsidiaries which provide services to the Life Insurance Subsidiaries are located in a portion of a building at 1355 River Bend Drive, Dallas, Texas 75247. The space occupied by the USLIFE companies in the latter premises is rented under a lease expiring in 1997 providing two successive five year renewal options, with annual base rent of approximately $810 thousand subject to adjustment and escalation clauses. The home office of USLIFE Credit Life is located at One Woodfield Lake, Schaumburg, Illinois 60173, rented under a lease expiring in 2000 with a five year renewal option. The annual base rent under this lease is approximately $1 million, subject to certain adjustment and escalation clauses.

  Regulation

     The Life Insurance Subsidiaries are subject to regulation and supervision by the supervisory agency of each state or other jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, premium levels, the form and content of mandatory financial statements (see "Insurance Accounting" in Note 1 of Notes to Financial Statements), capital, surplus, reserve requirements and the types of investments which may be made. The
National Association of Insurance Commissioners ("NAIC") recommended in 1992 certain new regulatory reporting requirements for insurance companies, including "valuation actuary" and "risk-based capital" requirements. Under the valuation actuary requirement, the company must provide an actuary's certification of the adequacy of reserves for future liabilities, taking account of the assets that support them, under various possible economic scenarios. As indicated under "Investments and Investment Results," the Life Insurance Subsidiaries have satisfactorily complied with these requirements for statement years 1993 and 1992. The risk-based capital requirements, effective with statement year 1993, require the company to demonstrate that capital and surplus meet or exceed formula-driven standards based on exposure to specific categories of risk. Companies that do not meet a standard of at least a 200% ratio of "Total Adjusted Capital" to "Authorized Control Level Risk-Based Capital," as defined by regulatory authorities, are identified as candidates for various levels of regulatory action, ranging from increased surveillance to state insurance department control. At December 31, 1993, each of the Life Insurance Subsidiaries exceeded the required risk-based capital ratios, with each ratio (as defined) in excess of 400%. The Life Insurance Subsidiaries have not experienced and do not anticipate an adverse impact on their operations as a consequence of the valuation actuary and risk-based capital requirements. As specified by the NAIC, Insurance Regulatory Information System ("IRIS") ratios of certain key statutory data are computed for the Life Insurance Subsidiaries on an annual basis. These ratios revealed no material exceptions for statement year 1993. The Life Insurance Subsidiaries may be required, under the solvency or guaranty laws of the various states in which they are licensed, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. The Life Insurance Subsidiaries are required to file detailed reports with each supervisory agency, and their books and records are subject to examination by each. In accordance with the insurance codes in the states in which they are domiciled and the rules and practices of the National Association of Insurance Commissioners, the Life Insurance Subsidiaries are examined periodically by examiners of the states in which they are domiciled and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. All of the Life Insurance Subsidiaries have been examined at least as of December 31, 1990.

     Annual financial statements prepared in accordance with statutory accounting practices for each of the Company's Life Insurance Subsidiaries, filed prior to 1992 with insurance departments in the states where the Company's Life Insurance Subsidiaries are domiciled or licensed to do business, required the inclusion of a mandatory securities valuation reserve ("MSVR").
This reserve was designed to stabilize statutory surplus against fluctuations in the market values of stocks and bonds, according to regulations prescribed by the NAIC. Commencing with statement year 1992, the NAIC replaced MSVR with two reserves, the interest maintenance reserve ("IMR") and asset valuation reserve ("AVR"). The new regulations apply to all invested assets and require that investment gains and losses resulting from changes in interest rates be distinguished from gains and losses resulting from changes in creditworthiness. The IMR captures all investment gains and losses resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and will be adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio. The
AVR, unlike the MSVR which was applicable only to fixed maturity and equity security investments, requires reserves for mortgage loans, other invested assets and short-term investments. The AVR and IMR are not recorded under generally accepted accounting principles and consequently have no impact on reported financial position or results of operations of the Company. The Company has not experienced any significant adverse impact on its overall operations as a result of these regulatory accounting changes and, based on the current composition of the investment portfolios of the Life Insurance Subsidiaries, the Company does not currently anticipate significant adverse impact.

     Most states have enacted legislation or adopted administrative regulations covering such matters as the acquisition of control of insurance companies and transactions between insurance companies and the persons controlling them. The National Association of Insurance Commissioners has recommended model legislation on these subjects which has been adopted, with variations, by many states. The nature and extent of the legislation and administrative regulations now in effect vary from state to state, and in most states they require administrative approval of the acquisition of control of an insurance company incorporated in the state, whether by tender offer, exchange of securities, merger or otherwise, and require the filing of detailed information regarding the acquiring parties and the plan of acquisition. Every insurance company which is authorized to do business in the state and is a member of an "insurance holding company system," other than a company incorporated in another state subject to substantially similar disclosure requirements and standards, is generally required to register as such with the insurance regulatory authorities and file periodic reports concerning its relationships with the insurance holding company and other affiliates of the holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be so maintained as to clearly and accurately disclose the precise nature and details of the transactions. Notice to or approval by regulatory authorities is frequently required for dividends paid by insurance companies, and their surplus following any dividend is required to be reasonable in relation to outstanding liabilities and adequate for financial needs. See "Insurance Accounting" in Note 1 of Notes to Financial Statements for further information regarding dividends. Broad examination and enforcement powers are conferred on regulatory authorities. Each of the Life Insurance Subsidiaries is required to register as a member of an insurance holding company system with the insurance supervisory authorities in at least one state. USLIFE does not presently anticipate that legislation and regulation such as that described above will materially restrict its activities.

     Acquired Immune Deficiency Syndrome (AIDS), which has received wide publicity because of its serious public health implications, presents special concerns to the life insurance industry. Morbidity and mortality risks are accepted by insurers based on methods of classification designed to appropriately relate premiums charged to such risks and, in this connection, steps have been taken toward strengthening the Company's underwriting and selection process. The Company's own mortality and morbidity experience reflects no significant adverse impact as a result of any acceleration of AIDS claims. The Company is continuing to monitor developments in this area but is necessarily unable to predict the long term impact of this problem on the life insurance industry generally or on the Company.


  Competition

     The insurance business is highly competitive, and there are approximately 2,000 stock and mutual companies some of which are larger than the Life
Insurance Subsidiaries (individually and in the aggregate). Although most insurance companies are stock companies, mutual companies account for approximately 40% of the life insurance in force in the United States and hold a still larger percentage of the admitted assets. The Life Insurance Subsidiaries believe that their premium rates and policies are generally competitive with those of other life insurance companies.

     If the aggregate volume of insurance in force of the Life Insurance Subsidiaries were considered to be that of one company, such company would have ranked 19th among the United States companies listed in surveys contained in the June 21, 1993 edition of the National Underwriter, Life and Health Insurance Edition. In addition to competition among life insurance companies, the Life Insurance Subsidiaries also compete increasingly with other financial institutions such as commercial banks and securities brokerage organizations. Competition from such financial institutions as well as other insurance companies is considered by the Life Insurance Subsidiaries in determining the rates of return to be offered on interest sensitive products. See discussion under "Additions and Terminations."

Realty Investment

  USLIFE Realty Corporation; USLIFE Real Estate Services Corporation

     USLIFE Realty Corporation ("Realty") was incorporated in 1954. Realty manages a portfolio of real estate, mortgage loan, and joint venture investments ($1.0 million at December 31, 1993), enters into mortgage and real estate standby commitments for fees which may include the receipt of equity interests and participates in real estate joint ventures relating to properties being built for investment or sale.

     USLIFE Real Estate Services Corporation ("Services") was incorporated in 1969. Services, a subsidiary of Realty, is an approved mortgagee for placement and servicing of FHA insured mortgages. Services provides investment advice and management services for the combined mortgage and real estate portfolios of the Life Insurance Subsidiaries as well as certain other services for the Life Insurance Subsidiaries, such as originating mortgage loans, arranging standby commitments for fees and participations in real estate equity developments which frequently include participation in the profits or ownership of the underlying enterprises. Investment decisions, both as to overall investment objectives such as diversification, yield and risk, and as to the specific investment, remain the responsibility of the individual Life Insurance Subsidiaries. USLIFE Real Estate Services Corporation also provides services relating to mortgage portfolios of non-affiliated companies amounting to approximately $6.1 million at December 31, 1993.


Securities Investment

  USLIFE Advisers, Inc.

     USLIFE Advisers, Inc. ("Advisers"), a wholly-owned subsidiary of USLIFE, was incorporated in October 1972 to be the adviser to USLIFE Income Fund, Inc. ("Income Fund"), a closed-end mutual fund sponsored by USLIFE. Income Fund's primary investment objective is to provide a high level of current income to its shareholders. Income Fund made a public offering of its securities in December 1972 and had net assets of approximately $58 million at December 31, 1993. Advisers' services to Income Fund are furnished under an investment advisory contract which, as required by the Investment Company Act of 1940, provides that its continuance is subject to specific approval at least annually by a majority of the Directors of Income Fund, including a majority of its directors who are not parties to such agreement or interested persons of any such party, or by vote of the holders of a majority of the outstanding voting securities of Income Fund, and to termination by either party on 60 days' notice. In 1993, Advisers earned fees of $400 thousand pursuant to this contract.


  USLIFE Equity Sales Corp.

     USLIFE Equity Sales Corp. ("Equity Sales") was incorporated in 1968 as a wholly-owned subsidiary of USLIFE. It is a member of the National Association of Securities Dealers, Inc., and Security Investors Protection Corporation and is registered as a broker-dealer in 49 states and the District of Columbia. Its principal business is the sale of securities in combination with the life insurance products of the Life Insurance Subsidiaries.

     Approximately 800 registered representatives, almost all of whom are also licensed insurance agents, are affiliated with Equity Sales and are supervised by its main office in New York City and by branch offices. Equity Sales works with the Life Insurance Subsidiaries to recruit and train their agents to become registered representatives of Equity Sales. Emphasis is placed on the joint marketing of securities and insurance products.


Corporate Services

     The "Corporate Services" category includes the operations of USLIFE Systems Corporation, USLIFE Agency Services, Inc. and USLIFE Insurance Services Corporation, each of which furnish services to USLIFE's subsidiaries.

     USLIFE Systems Corporation, formed in 1971, provides data processing support and related services to USLIFE and its subsidiaries. USLIFE Agency Services, Inc., originally established in 1983, arranges for specialty coverages not underwritten by the Life Insurance Subsidiaries to be marketed in conjunction with the products of those companies, and provides other marketing-related services to the Life Insurance Subsidiaries. USLIFE Insurance Services Corporation, formed in 1986, develops and implements standard administrative procedures for certain Life Insurance Subsidiaries.



Employees

     USLIFE and its subsidiaries employed approximately 2,140 persons at December 31, 1993.


Item 2.  Properties.

     Descriptions of properties of USLIFE and its subsidiaries are set forth in
Item 1.


Item 3.  Legal Proceedings.


In November 1981 the Company and certain of its subsidiaries filed a third amended complaint against a former registered representative and certain of his affiliated companies and individuals and against certain former officers of USLIFE Savings and Loan Association ("USLIFE Savings", a former subsidiary of the Company) for indemnification, injunctive relief and accounting (USLIFE Savings and Loan Association v. Louis Wilcox, et al., Superior Court of the State of California for the County of Riverside). In the complaint, the Company, its subsidiaries and USLIFE Savings sought to recover all damages and losses incurred by them as defendants in actions related to the activities of the aforementioned former registered representative as well as attorneys' fees and costs incurred in defending against such actions. In April 1984, defendant Louis M. Wilcox, a former officer of USLIFE Savings, filed a cross complaint in this action. Wilcox seeks special damages in the amount of not less than $15 thousand, general damages of $1 million, and punitive damages of $10 million. In 1986 Wilcox's causes of action for malicious prosecution and abuse of process were dismissed. In 1989 Wilcox voluntarily dismissed the remainder of his case and appealed the 1986 decision dismissing his causes of action for malicious prosecution and abuse of process. On appeal, the dismissal of the cause of action for abuse of process was reversed. The dismissal of the cause of action for malicious prosecution was upheld. Trial was scheduled to begin in June 1993. Pursuant to the Company's request, the case was bifurcated for trial. In July 1993 the trial court, after hearing evidence on the issue, without a jury, decided that the Company originally had probable cause to sue Wilcox. As this was dispositive of Wilcox's claim for malicious prosecution, the Court dismissed Wilcox's claims against the Company. A judgment in the Company's favor was entered in late 1993. Wilcox has appealed.


In March 1992, All American Life Insurance Company ("All American") terminated the right of Doug Ruedlinger, Inc. (the "Managing General Agent" or "DRI") to sell college medical insurance on behalf of All American. All American had entered into an arrangement with the Managing General Agent for sales and the administration of student accident and health policies, embodied in an Exclusive Agency Agreement. In April 1992, All American terminated the Managing General Agent's Exclusive Agency Agreement. The Exclusive Agency Agreement was terminated as a result of the failure of the Managing General Agent to secure adequate reinsurance as required under that contract, and to meet other contractual obligations. Subsequent to the termination of the Exclusive Agency Agreement, the Managing General Agent ceased processing and paying claims under All American policies, and All American assumed these functions. The Managing General Agent then commenced arbitration proceedings against All American before the American Arbitration Association based upon the termination of the Exclusive Agency Agreement (the "Arbitration Proceeding").

All American then commenced an action against the Managing General Agent in the United States District Court for the District of Kansas (All American Life Insurance Co. v. Doug Ruedlinger, Inc. and First Benefits, Inc. ("FBI") (the "Kansas litigation") seeking a Temporary Restraining Order (which was granted), and damages for breach of contract and breach of fiduciary duty; All American also secured a preliminary injunction prohibiting the Managing General Agent from, among other things, collecting premiums, placing any insurance on behalf of All American, or in any way holding itself out as representing All American. All American subsequently filed an amended complaint adding corporations and individuals affiliated with the Managing General Agent as party defendants (the "Ruedlinger Defendants") and alleging claims ranging from civil RICO violations to a claim for common law fraud. The Managing General Agent's Errors and Omissions carrier, Transamerica Insurance Company ("Transamerica"), intervened in the Kansas litigation to deny coverage for the claims asserted against the Managing General Agent in the Arbitration Proceeding and the Kansas litigation, which allegedly fell under the coverage of Transamerica's Errors and Omissions Policy (the "Policy"). In March 1993, All American entered into an Assignment Agreement with Merchants National Bank ("Merchants" or, the "Bank") (the Managing General Agent's former bank). The Bank had asserted a security interest in premiums and reinsurance recoveries on the policies at issue, and had intervened in the Kansas litigation seeking to enforce these alleged security interests. Through the Assignment Agreement, All American purchased all of the Bank's right, title and interest in and to the Managing General Agent's assets, as well as the assets of its parent and affiliates, pursuant to certain loan documents executed by the Managing General Agent and its parent and affiliates. Pursuant to the terms of the Assignment Agreement, all claims asserted by All American and the Bank, against each other, were dismissed. By consent order dated May 25, 1993, the Kansas litigation was stayed by the Court. The Court in the Kansas litigation lifted the stay in that case solely to permit All American to file a second amended complaint in that action, which was identical to the prior pleading except that it set forth an additional claim against an affiliate of the Managing General Agent, Fund Insurance Company, Ltd. ("FICL"), based on a promissory note that was assigned to All American by the Bank under the Assignment Agreement. FICL is a Bermuda insurance company that was already a defendant in the Kansas litigation, and is owned by a Kansas corporation known as The Ruedlinger Company, Inc. Among the loan documents assigned to All American by the Bank pursuant to the Assignment Agreement was a written guaranty by Douglas O. Ruedlinger ("Ruedlinger"), guarantying the full indebtedness represented by the loan documents. Prior to the execution and delivery of the Assignment Agreement, the Bank had commenced an action against Ruedlinger in the Kansas State Court of Shawnee County, Merchants National Bank v. Douglas O. Ruedlinger, 92CV1432 based on that guaranty (the "Guaranty Action"). In April 1993, after the Assignment Agreement, All American was substituted as plaintiff in that action. All American then moved for summary judgment, and by Order and Judgment dated
September 15, 1993, the Court awarded All American final judgment against Ruedlinger personally for an amount in excess of $2.4 million. Ruedlinger has filed an appeal of that judgment.

The arbitration hearings between All American and the Managing General Agent, which began in October 1992, and which by January 1993 were substantially completed (the "Arbitration Proceeding"), were effectively stayed on January 19, 1993, when the Managing General Agent, and its captive third-party administration affiliate FBI, filed Chapter 11 reorganization bankruptcy petitions (the "DRI Bankruptcy Cases"). In April 1993, the Bankruptcy Court converted those bankruptcy reorganization proceedings to Chapter 7 liquidations and appointed a trustee to administer the debtors' estates (the "DRI Trustee"). All American moved in those bankruptcy proceedings to lift the stay imposed by the bankruptcy filings to permit the Arbitration Proceeding to be concluded, which motion was granted by the Court in August 1993.

In December 1993, All American negotiated a settlement with the DRI Trustee and Transamerica in the DRI Bankruptcy Cases (the "DRI Bankruptcy Settlement"). Under the terms of that settlement, which was approved by the bankruptcy court at a hearing on December 16, 1993, and later by written order dated January 25, 1994, all claims asserted, or which could have been asserted against All American by DRI, FBI, the DRI Trustee and Transamerica were dismissed, with prejudice. In addition, the DRI Trustee consented to the entry of an award in the Arbitration Proceeding whereby: (i) the arbitrators would find in favor of All American on all of its claims, including a finding that the termination of DRI's Exclusive Agency Agreement was proper and for cause; (ii) finding against DRI on all of its claims; and (iii) further entering a monetary award in All American's favor against DRI and FBI in the sum of $17 million (the "General Claim"). Also in connection with the DRI Bankruptcy Settlement, Transamerica agreed to pay to All American the sum of $200 thousand to settle All American's claim under Transamerica's Policy. As consideration for this payment, All American agreed to subordinate its claims to all other allowed claims in the DRI Bankruptcy Cases, and to dismiss and release certain claims against DRI, FBI, and certain of the Ruedlinger Defendants. Expressly exempted from the release were claims against FICL, Ruedlinger in the Guaranty Action, Wheatland and various other entities under the Merchants loan documents, and various other entities controlled by Ruedlinger.

On or about April 21, 1993, All American filed involuntary bankruptcy petitions under Chapter 7 against the Managing General Agent's parent corporation, Wheatland Group Holdings, Inc. ("Wheatland"), and five of its other wholly owned subsidiaries, which were also affiliates of the Managing General Agent. Each of the six alleged debtors moved to dismiss the involuntary bankruptcy petition filed against it, and All American opposed those motions. After a hearing before the Court on October 12, 1993, by Judgment dated October 25, 1993, the Bankruptcy Court denied the debtors' motions to dismiss, ruling that All American had properly filed the involuntary bankruptcy petitions against each of the six debtors. In November 1993, the Court entered orders for relief under Chapter 7 of the Bankruptcy Code against each of the involuntary debtors, and appointed a Trustee to administer their estates.

In July 1993, the Judge in an action entitled Sheldon Whitehouse, as Receiver for United International Insurance Company ("UIIC") v. Douglas O. Ruedlinger, et al., pending in the United States District Court for the District of Kansas, 92-4255 (RDR), permitted the plaintiff-Receiver to amend his complaint to add All American as a defendant in that case, and to assert claims against All American for an accounting and for money damages, which complaint was served on All American. In that action it is alleged that over $300 thousand in UIIC premiums were used by FBI to pay All American insured's claims, and that UIIC's Receiver is entitled to a refund of those funds. All American intends to vigorously oppose that action. That action has also been stayed pursuant to a separate consent order issued by the Court. In August 1993, All American filed a claim in the UIIC receivership action in Rhode Island, in which All American claimed that $87 thousand of its premiums were used by FBI to pay claims of UIIC's insureds. The Receiver has taken no position with respect to this claim.

In December 1993, All American settled all potential claims by or against the National Federation of State High School Associations (the "Federation"). The Federation was an insured under a student accident medical payment insurance policy placed by DRI. The policy provided excess insurance to the Federation over a 55% self-insured program for the Federation members. All American and the Federation were involved in a dispute as to when All American's coverage applied. All American contended that its coverage was excess to the self-insured program, and the Federation contended that All American's insurance obligation was primary coverage. The Federation also threatened to bring an action against All American claiming that, since June 1992, All American had collected certain premiums directly from Federation insureds and further alleging that part of those premiums were Federation member dues for the self-insured program. The Federation threatened to seek an accounting from All American, and to the extent that DRI was All American's Managing General Agent, the Federation stated that it would allege that All American was liable to it for over $1.5 million in Federation dues that were misappropriated by DRI. In July 1992, All American entered into a standstill agreement with the Federation, which provided that All American would advance claim payments to Federation insureds for all claims under both the self-insured program and All American's insurance policy, subject to the resolution of the coverage dispute. All American advanced over $750 thousand for such claim payments. In December 1993, All American settled all claims by and against the Federation whereby the Federation has agreed to pay $100 thousand to All American in installments. The Federation and All American have agreed to exchange general releases as part of this settlement.

Starting in June 1991, and through April 1992, DRI filed several claims with reinsurers of All American's insurance under reinsurance treaties issued for the school years 1988-1989, 1989-1990, and 1990-1991. As of June 1992, the
outstanding reinsurance claims filed by DRI totalled to approximately $3.5 million. After a preliminary audit of DRI conducted by the reinsurers in February 1992, the reinsurers informed DRI that they would not pay any further claims until a full audit was completed. Among the questions raised by the reinsurers at that audit were (i) whether DRI improperly included a 5% TPA fee as part of loss adjustment expense when filing the aggregate stop loss claims;
(ii) whether the reinsurance treaties covered illness claims; and (iii) whether DRI's tack-on premiums should have been included in calculating the premium component of the stop loss policies' attachment point, and the reinsurance premiums. The reinsurers claim that all three procedures were improper. All American had demanded payment of these outstanding claims, which is currently the subject of negotiations between All American and the reinsurers. Certain of the reinsurers have settled with All American, which when completed, will represent payments to All American of over $230 thousand. Other reinsurers have indicated that they will demand the refund of sums previously paid by them to DRI on certain aggregate claims that the reinsurers contend were improper. All American submitted claims to the reinsurers for the 1991-1992 year of account totalling over $3 million on an excess of loss treaty in effect for this period. These reinsurers, which for the most part were different from the prior years' reinsurers, denied coverage for the vast majority of the claims submitted and refused to pay any claims without a thorough audit. All American has reached settlements with reinsurers possessing over 85% of the participation interests in this period's treaties by agreeing to rescind these treaties, which have resulted in premium refund payments to All American totalling over $900 thousand. All American is continuing to negotiate with the remaining few reinsurers. All American's likelihood of recovering significantly more of these reinsurance billings is currently uncertain.

All American has taken a one-time, after-tax charge of $10.6 million to establish a reserve for amounts receivable from the Managing General Agent. Management is of the opinion that any additional losses that might be suffered will not have a material adverse impact on the consolidated Equity Capital of the Company.


In April 1991, All American commenced a lawsuit against 11 subscribers to a reinsurance pool when the reinsurers failed to honor their obligations under the reinsurance agreement. Approximately $15.8 million of reinsured claims were in dispute. All American's complaint sought declaratory relief, and damages for breach of contract and the reinsurers' duty of good faith and fair dealing (All American Life Insurance Company, et al. v. Beneficial Life Insurance Company, et al., U.S. District Court for the District of New Jersey). All of the defendants in the All American action asserted counterclaims against All American based upon its alleged failure to properly administer the reinsured policies. Certain other common law claims were also asserted. A total of eight of the reinsurers commenced their own lawsuits against All American, among others, arising out of the same transactions. Seven of those brought an action entitled Mutual Benefit Life Insurance Company, et al. v. George G. Zimmerman, et al., in the U.S. District Court for the District of New Jersey. The Mutual Benefit complaint sought rescission of the reinsurance agreement, as well as compensatory and punitive damages, based upon asserted federal and New Jersey state RICO claims and other common law claims for relief. All of the defendants in the Mutual Benefit action also cross-claimed against each other for contribution or indemnification. An eighth reinsurer commenced a further lawsuit arising out of the same transactions, naming All American, among others, as a defendant (Security Benefit Life Insurance Company
v. All American Life Insurance Company, et al, U.S. District Court for the District of New Jersey). The Security Benefit complaint sought only rescission of the reinsurance agreement and declaratory relief as against All American. Certain of the other defendants in the Security Benefit action asserted cross-claims against All American for contribution or indemnification. All of the lawsuits were consolidated in the United States District Court for the District of New Jersey, Newark Division. All American has now reached settlements with all of the reinsurers. All direct claims concerning All American in the Mutual Benefit and Security Benefit actions have been dismissed. The consolidated actions are currently in the discovery phase and no date for trial has been set. All American has moved to dismiss the remaining cross-claims for contribution or indemnity asserted against it, but that motion has not yet been decided by the Court.

In June 1993 a purported class action (Hoban v. USLIFE Credit Life Insurance Company, All American Life Insurance Company and Security of America Life Insurance Company) was filed in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed in October 1993. The Amended Complaint alleges that the defendant companies, all of which are subsidiaries of USLIFE Corporation, sold single premium credit life and credit disability insurance policies to second mortgage borrowers in several states. The Amended Complaint further alleges that some second mortgage loans were paid off early so that the insureds were legally entitled to refunds for unearned premiums. The suit seeks damages on behalf of those insureds who did not claim and therefore did not receive partial refunds of their premiums from the named defendants. The Amended Complaint also contains claims under the Federal RICO statute and the Illinois Consumer Fraud Act. Defendants filed a Motion to Dismiss the Amended Complaint for lack of federal jurisdiction, for failure to allege facts amounting to fraud, and for failure to allege facts amounting to a
RICO violation.   Plaintiff  has filed  a Motion  to Certify  the Class,  which defendants opposed.  Both  motions are awaiting decision by the Court.

At this point in time the outcome of these suits is not predictable. However, in the opinion of management, the ultimate resolution of these suits is not likely to have a material adverse affect on the consolidated Equity Capital of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     USLIFE's Common Stock is traded on the New York, Chicago (formerly Midwest), Pacific and London Stock Exchanges. Dividends for the years ended December 31, 1993 and 1992 have been declared and paid to Common Stockholders at the annual rates of $1.21 and $1.14 respectively (paid quarterly in 1993 and
1992). As of February 24, 1994 there were approximately 8,100 record holders of the Common Stock. The following table sets forth the high and low sales prices for the Common Stock as reported in the consolidated transaction system for each quarterly period during the years indicated.

                                              MARKET PRICE RANGES
                                                 (low to high)

                                            1993                1992
                                            ____                ____

              First quarter......     36 1/8 - 42 5/8      28 1/8 - 31 7/8
              Second quarter.....     35 3/4 - 41 1/2      28 3/8 - 34 3/8
              Third quarter......     39 3/4 - 43 7/8      31 1/8 - 35
              Fourth quarter.....     36 1/2 - 45 3/4      29 3/8 - 38 1/4



   Market prices have been adjusted as appropriate to reflect the three-for-two split of the Company's common stock in December 1992.

   See "Insurance Accounting" in Note 1 of Notes to Financial Statements and Management's Discussion and Analysis of "Liquidity" herein, for information concerning regulatory restrictions upon payment of dividends by the Life Insurance Subsidiaries to the Company.


Item 8.  Financial Statements and Supplementary Data.

     See separate Index to Financial Statements and Financial Statement Schedules on page 44. See Note 15 of Notes to Financial Statements as to condensed quarterly results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 10.  Directors and Executive Officers of the Registrant.

                     Executive Officers of the Registrant

     The executive officers of USLIFE are listed below. The executive officers, after their initial election, are elected at USLIFE's annual Board of Directors meeting to serve, unless removed, until the next such annual meeting, scheduled for May 1994.

                                                                                     Served as
     Name                             Office                               Age       such since
    _____                             ______                               ____      __________
Gordon E. Crosby, Jr.     Chairman of the Board and Chief                  73        (1)
                           Executive Officer; Chairman of the Board,
                           USLIFE Corporation Subsidiaries and
                           USLIFE Income Fund, Inc.
Robert J. Casper          President and Chief Operating Officer;           51        5-18-93
                           Director
Greer F. Henderson        Vice Chairman and Chief Financial Officer        62        2-22-83
Christopher S. Ruisi      Vice Chairman and Chief Administrative           44        5-18-93
                           Officer
A. Scott Bushey           Executive Vice President-Corporate Planning      63        4-26-88
Arnold A. Dicke           Executive Vice President-Product Actuary         52        4-28-92
Wesley E. Forte           Executive Vice President-General Counsel         60        5-21-85
John D. Gavrity           Executive Vice President-Financial Actuary       53        10-23-91
James M. Schlomann..      Executive Vice President-Financial Operations    45        10-18-93
Richard G. Hohn.....      Senior Vice President - Corporate                57        5-19-93
                           Secretary and Counsel
James B. Lynch, Jr.       Senior Vice President-Controller                 61        4-2-84
George W. McQueen         Senior Vice President-Financial Operations       61        9-28-82
Richard J. Chouinard      Senior Investment Officer; President and         61        10-1-80
                           Director, USLIFE Income Fund, Inc.
Frank J. Auriemmo, Jr.    Vice President & Treasurer                       52        9-25-84
Ralph J. Cargiulo         President and Chief Executive Officer,           59        5-18-93
                           United States Life
Phillip G. Faulkner       President and Chief Executive Officer,           57        6-1-74
                           USLIFE Real Estate Services Corporation
James A. Griffin          President and Chief Executive Officer,           54        10-1-88
                           Old Line Life
Thomas L. Hendricks       President and Chief Executive Officer,           53        4-1-91
                           USLIFE Systems Corporation and USLIFE
                           Insurance Services Corporation
James E. Lee             President and Chief Executive Officer,            61        1-1-80
                           USLIFE Credit Life
William A. Simpson        President and Chief Executive Officer,  All      55        4-16-90
                           American Life; Director
__________

     (1) Served as Chairman since March 21, 1967. Had been President from November 11, 1966 to June 14, 1971 and resumed that position from October 15, 1974 to March 1, 1976, from January 24, 1984 to November 17, 1987, and from December 1, 1988 to May 18, 1993.

     All of USLIFE's executive officers devote their full time to the business of USLIFE or its subsidiaries. With the exception of Messrs. Dicke, Hohn, Schlomann, and Simpson, all of the executive officers of USLIFE have been employed by USLIFE or one of its subsidiaries or one of their predecessors for at least five years. Mr. Casper has served as President and Chief Operating Officer of USLIFE Corporation since May 1993. He also serves as President and Chief Executive Officer of USLIFE Equity Sales Corporation, and has been a Director since March 1990. Prior to assumption of his current position, Mr. Casper served as President and Chief Operating Officer of the life insurance division of USLIFE Corporation since October 1991 and as President of United States Life since at least January 1989. Mr. Henderson has served as Vice Chairman and Chief Financial Officer and a Director since at least January 1989. Mr. Ruisi has served as Vice Chairman and Chief Administrative Officer since May 1993 and has been a Director since November 1992. Previously, Mr. Ruisi served as Senior Executive Vice President-Administration since March 1990 and as Executive Vice President-Administration since at least January 1989. Mr. Bushey has served as Executive Vice President-Corporate Planning since at least January 1989. Mr. Dicke has served as Executive Vice President - Product Actuary since April 1992. Previously, he served as Vice President and Actuary for The Equitable Life Assurance Society since April 1991, and as Consultant and Actuary with Tillinghast, a Towers Perrin Company, from at least January 1989. Mr. Forte has served as Executive Vice President-General Counsel since at least January 1989. Mr. Gavrity has served as Executive Vice President-Financial Actuary since October 1991 and previously served as Executive Vice President - Chief Actuary since at least January 1989. Mr. Schlomann has served as Executive Vice President - Financial Operations since October 1993. He previously served as Senior Vice President and Controller with Frank B. Hall & Company, Inc., since at least January 1989. Mr. Hohn has served as Senior Vice President - Corporate Secretary and Counsel since May 1993. He previously served as Vice President - Corporate Secretary since April 1991. Prior to that date, he served as consultant to the Life Insurance Council of New York, a trade association of New York life insurance companies, since April 1990; and as an attorney in private practice since at least January 1989. Mr. Lynch has served as Senior Vice President-Controller since at least January 1989. Mr. McQueen has served as Senior Vice President-Financial Operations since at least January 1989. Mr. Chouinard, who has served as Senior Investment Officer of USLIFE since at least January 1989, also serves as President and Chief Executive Officer of Advisers and President and a Director of Income Fund. Mr. Auriemmo has served as Vice President and Treasurer since at least January 1989. Mr. Cargiulo has served as President and Chief Executive Officer of United States Life since May 1993. Previously, he served as President- Chief Operating Officer of United States Life since October 1991. Prior to that date, he served as Executive Vice President for individual underwriting and insurance services of that subsidiary since November 1990 and as Senior Vice President - Individual Insurance Services of United States Life since at least January 1989. Mr. Faulkner has served as President and Chief Executive Officer of USLIFE Real Estate Services Corporation since at least January 1989. Mr. Griffin has served as President and Chief Executive Officer of Old Line Life since at least January 1989. Mr. Hendricks has served as President and Chief Executive Officer of USLIFE Systems Corporation since at least January 1989 and as President and Chief Executive Officer of USLIFE Insurance Services Corporation since April 1991. Mr. Lee has served as President and Chief Executive Officer of USLIFE Credit Life since at least January 1989. Mr. Simpson has served as President of All American Life since April 1990 and as a Director since March 1990. He served as President of USLIFE from March 1990 to October 1991. Previously, Mr. Simpson served as President and Chief Operating Officer and a member of the board of directors of Transamerica Occidental Life Insurance Company since at least January 1989.


     Information regarding directors of the Registrant is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1993 for use in connection with the Annual Meeting of Shareholders to be held on May 17, 1994.


Item ll.  Executive Compensation.

     Information regarding executive compensation is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1993 for use in connection with the Annual Meeting of Shareholders to be held on May 17, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding beneficial ownership of USLIFE's voting securities by directors, officers, and persons who, to the best knowledge of USLIFE, are known to be the beneficial owners of more than 5% of any class of USLIFE's voting securities as of March 31, 1994, is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1993 for use in connection with the Annual Meeting of Shareholders to be held on May 17, 1994.


Item 13.  Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1993 for use in connection with the Annual Meeting of Shareholders to be held on May 17, 1994.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1  and 2.   Financial  Statements and Financial Statement Schedules of
     USLIFE and Subsidiaries.

          See separate Index to Financial Statements and Financial Statement Schedules on page 44.


     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-40793 (filed June 23, 1991), 33-13999 (filed May 11, 1987) and 2-77278
(filed April 30, 1982):

     Insofar as indemnification for liabilities under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

   (a) 3.  Exhibits.

     3 (i) - Restated Certificate of Incorporation, as amended, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

     3 (ii) - By-laws, as amended, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1992.

     4 (i)     -  See Exhibit 3(i).

       (ii) - Indenture dated as of October 1, 1982 (9.15% Notes due June 15, 1999, 6.75% Notes due January 15, 1998, and 6.375% Notes due
               June 15, 2000) incorporated herein by reference to USLIFE's Registration Statement No. 2-79559 on Form S-3.

               Agreements or instruments with respect to long-term debt which are not filed as exhibits hereto do not in total exceed 10% of USLIFE's consolidated total assets and USLIFE agrees to furnish a copy thereof to the Commission upon request.

       (iii) - Amended and Restated Rights Agreement, dated as of June 24, 1986 and amended and restated as of January 24, 1989, between USLIFE Corporation and Manufacturers Hanover Trust Company (predecessor to Chemical Bank), as Rights Agent, relating to Common Stock Purchase Rights issued by USLIFE on July 10, 1986, incorporated herein by reference to USLIFE's Current Report on Form 8-K dated January 24, 1989.

 10  *  (i)    -  1981 Stock Option Plan, incorporated herein by reference to
                    USLIFE's Annual Report on Form 10-K for the year ended December 31, 1981.

     *  (ii)   -  Employment contract dated as of April 1, 1989 between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

     * (iii) - First Amendment dated as of May 1, 1989 to employment contract dated as of April 1, 1989 between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

     *  (iv)   -  Second Amendment dated as of May 1, 1990 to employment
               contract dated as of April 1, 1989, as amended, between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

     *  (v)    -  Third Amendment dated as of May 1, 1991 to employment
               contract dated as of April 1, 1989, as amended, between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

     *  (vi)   -  Fourth Amendment dated as of May 1, 1992 to employment
               contract dated as of April 1, 1989, as amended, between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     * (vii) - Fifth Amendment dated as of February 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1992.

     * (viii) - Sixth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     *  (ix)   -  Employment contract dated as of April 1, 1989 between USLIFE
               Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

     *  (x)    -  First Amendment dated as of May 1, 1989 to employment
               contract dated as of April 1, 1989, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1989.

     *  (xi)   -  Second Amendment dated as of May 1, 1990 to employment
               contract dated as of April 1, 1989, as amended, between USLIFE
               Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

     * (xii) - Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

     * (xiii) - Fourth Amendment dated as of May 1, 1992 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     * (xiv) - Fifth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     *  (xv)   - Employment contract dated as of April 1, 1989 between USLIFE
               Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

     * (xvi) - First Amendment dated as of May 1, 1989 to employment contract dated as of April 1, 1989 between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

     * (xvii) - Second Amendment dated as of May 1, 1990 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

     * (xviii)- Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Wesley E. Forte.

     * (xix) - Fourth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     *  (xx)   -  Employment contract dated as of April 1, 1989 between USLIFE
               Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

     * (xxi) - First Amendment dated as of May 1, 1989 to employment contract dated as of April 1, 1989 between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

     * (xxii) - Second Amendment dated as of May 1, 1990 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

     * (xxiii)- Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

     * (xxiv) - Fourth Amendment dated as of May 1, 1992 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     * (xxv) - Fifth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     * (xxvi) - Employment contract dated as of April 1, 1989 between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

     * (xxvii)- First Amendment dated as of May 1, 1989 to employment contract dated as of April 1, 1989 between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

     * (xxviii)- Second Amendment dated as of May 1, 1990 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

     * (xxix) - Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

     * (xxx) - Fourth Amendment dated as of May 1, 1992 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     * (xxxi) - Fifth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     * (xxxii)- Employment contract dated as of April 1, 1989 between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

     * (xxxiii)- First Amendment dated as of May 1, 1989 to employment contract dated as of April 1, 1989 between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

     * (xxxiv)- Second Amendment dated as of May 1, 1990 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

     * (xxxv) - Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

     * (xxxvi)- Fourth Amendment dated as of May 1, 1992 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     * (xxxvii)- Fifth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     *(xxxviii)-  Employment contract dated as of April 16, 1990 between USLIFE
               Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

     * (xxxix)- First Amendment dated as of May 1, 1991 to employment contract dated as of April 16, 1990 between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

     *  (xl)   -  Second Amendment dated as of May 1, 1992 to employment
               contract dated as of April 16, 1990, as amended, between USLIFE
               Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     * (xli) - Third Amendment dated as of October 1, 1992 to employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

     * (xlii) - Third Amendment dated as of May 1, 1993 to employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     * (xliii)- Employment contract dated as of April 1, 1991 between USLIFE Corporation and Robert J. Casper, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992.

     * (xliv) - First amendment dated as of May 1, 1992 to employment contract dated as of April 1, 1991 between USLIFE Corporation and Robert J. Casper, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

     * (xlv) - Second Amendment dated as of October 1, 1992 to employment contract dated as of April 1, 1991, as amended, between USLIFE Corporation and Robert J. Casper, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

     * (xlvi) - Second Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1991, as amended, between USLIFE Corporation and Robert J. Casper, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

     * (xlvii)- 1978 Stock Option Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1980.

     * (xlviii)- Deferred Compensation Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1980.

     *  (il)   -  Book Unit Plan, incorporated herein by reference to USLIFE's
               Annual Report on Form 10-K for the year ended December 31, 1980.

        (l) - Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1986.

        (li) - Amendment to Lease dated August 31, 1988 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

        (lii) - Second Amendment to Lease dated November 16, 1988 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

        (liii) - Lease dated May 21, 1987 between The United States Life Insurance Company In the City of New York and Commercial Realty & Resources Corp. for the lease of premises at the Jumping Brook Corporate Office Park in Neptune, New Jersey, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

        (liv) - February 9, 1989 Amendment to Lease dated May 21, 1987 between The United States Life Insurance Company In the City of New York and Commercial Realty & Resources Corp. for the lease of premises at the Jumping Brook Corporate Office Park in Neptune, New Jersey, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

     *  (lv)   -  Retirement Plan for Outside Directors effective February 28,
               1989, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

     * (lvi) - USLIFE Corporation Restricted Stock Plan effective January 1, 1989, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

     * (lvii) - Trust Agreement made as of September 25, 1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical Bank) and KPMG Peat Marwick (as independent contractor) establishing a trust to fund certain employment contracts, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990.

     * (lviii)- Trust Agreement made as of September 25, 1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical Bank) and KPMG Peat Marwick (as independent contractor) establishing a trust to fund the USLIFE Corporation Supplemental Retirement Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990.

     * (lix) - Trust Agreement made as of September 25, 1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical Bank) and KPMG Peat Marwick (as independent contractor) establishing a trust to fund the USLIFE Corporation Retirement Plan for Outside Directors, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990.

     *  (lx)   -  1991 Stock Option Plan, incorporated herein by reference to
               USLIFE's Annual Report on Form 10-K for the year ended December
               31, 1991.


     12        -  Computations of ratios of earnings to fixed charges.

     21        -  List of Subsidiaries.

     23        -  Consent of Independent Certified Public Accountants (see page
               41).

     99 (i) - Annual Report on Form 11-K of USLIFE Corporation Employee Savings and Investment Plan for the plan year ended December 31, 1993 (to be filed within 120 days of fiscal year end of Plan).

     99 (ii) - Trust Agreement made as of December 6, 1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical Bank), and KPMG Peat Marwick (as independent contractor) establishing a trust to fund the USLIFE Corporation Retirement Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990.

     * Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

     No Current Report on Form 8-K has been filed for the last quarter of the fiscal year ended December 31, 1993.

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
  USLIFE Corporation:

     We consent to the incorporation by reference in Registration Statements Nos. 33-18287, 33-8489, 33-58944, 33-29934, 33-17126, 33-67344 and 33-9159 on
Form S-3 relative to Debt Securities, and common stock, respectively; the post effective amendment to Registration Statement No. 33-29934 on Form S-3 relative to Debt Securities; the post effective amendment to Registration Statement No. 33-9159 on Form S-3 relative to common stock; the post effective amendments to Registration Statement Nos. 2-93655 and 33-11019 on Form S-3 relative to the General Agents Incentive Compensation Plan; Registration Statement No. 33-45377 on Form S-3 relative to the United States Life Insurance Company Retirement Plan for General Agents and Producers; the post effective amendments to Registration Statement No. 33-17126 relative to Debt Securities; Registration Statement No. 33-40793 on Form S-3 relative to the 1991 Stock Option Plan; and the post effective amendment to Registration Statement Nos. 2-63159, 2-32606 and 2-77278 on Form S-8 relative to the Stock Option Plans and Registration Statement Nos. 2-75011 and 33-13999 on Form S-8 relative to the Employee Savings and Investment Plan of USLIFE Corporation of our report dated February 22, 1994, relating to the consolidated balance sheets of USLIFE Corporation and subsidiaries as of December 31, 1993 and 1992 and the related statements of consolidated income, equity capital, and cash flows for each of the years in the three-year period ended December 31, 1993 which report appears in this December 31, 1993 Annual Report on Form 10-K of USLIFE Corporation. Our report refers to a change in accounting to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."



                                    /s/ KPMG Peat Marwick
                                        KPMG Peat Marwick

March 22, 1994
345 Park Avenue
New York, New York

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USLIFE Corporation
                                   (Registrant)

Dated: March 22, 1994

                                   By: /s/ Gordon E. Crosby, Jr.
                                   _____________________________
                                   (Gordon E. Crosby, Jr.,
                                   Chairman of the Board and
                                   Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                              Date
          _________                          _____                              ____

                                             Chairman of the Board
                                             and Chief Executive
                                             Officer (Principal
       /s/ Gordon E. Crosby, Jr.             Executive Officer)                 March 22, 1994
     ____________________________________
          (Gordon E. Crosby, Jr.)



                                             President - Chief Operating
       /s/ Robert J. Casper                  Officer;  Director                 March 22, 1994
     ____________________________________
          (Robert J. Casper)


                                             Vice Chairman of the
                                             Board and Chief
       /s/ Greer F. Henderson                Financial Officer                  March 22, 1994
     ____________________________________
          (Greer F. Henderson)


                                             Vice Chairman of the
                                             Board and Chief Administrative
       /s/ Christopher S. Ruisi              Officer                            March 22, 1994
     ____________________________________
          (Christopher S. Ruisi)


                                             Senior Vice President -
                                             Controller (Principal
       /s/ James B. Lynch, Jr.               Accounting Officer)                March 22, 1994
     ____________________________________
          (James B. Lynch, Jr.)

          Signature                          Title                              Date
          _________                          _____                              ____

       /s/ Kenneth Black, Jr.                Director                           March 22, 1994
     ____________________________________
          (Kenneth Black, Jr.)


       /s/ Austin L. D'Alton                 Director                           March 22, 1994
     ____________________________________
          (Austin L. D'Alton)


       /s/ Thomas H. Lenagh                  Director                           March 22, 1994
     ____________________________________
          (Thomas H. Lenagh)


       /s/ Eben W. Pyne                      Director                           March 22, 1994
     ____________________________________
          (Eben W. Pyne)


       /s/ John W. Riehm                     Director                           March 22, 1994
     ____________________________________
          (John W. Riehm)


       /s/ Franklin R. Saul                  Director                           March 22, 1994
     ____________________________________
          (Franklin R. Saul)


       /s/ Robert L. Shafer                  Director                           March 22, 1994
     ____________________________________
          (Robert L. Shafer)


       /s/ William G. Sharwell               Director                           March 22, 1994
     ____________________________________
          (William G. Sharwell)


       /s/ William A. Simpson                Director                           March 22, 1994
     ____________________________________
          (William A. Simpson)


       /s/ Beryl W. Sprinkel                 Director                           March 22, 1994
     ____________________________________
          (Beryl W. Sprinkel)


       /s/ Pinkney C. Walker                 Director                           March 22, 1994
     ____________________________________
          (Pinkney C. Walker)

                    USLIFE CORPORATION AND SUBSIDIARIES


      INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                      Page
                                                                      ____

Selected Financial Data for the five years ended
  December 31, 1993...............................................    2
Independent Auditors' Report......................................    45
Consolidated balance sheets as of December 31, 1993 and 1992......    46
Statements of consolidated income for the three years ended
  December 31, 1993...............................................    48
Statements of consolidated cash flows for the three years ended
  December 31, 1993...............................................    49
Statements of consolidated Equity Capital for the three
  years ended December 31, 1993...................................    50
Notes to financial statements.....................................    51

Schedule of the Registrant:

     (A)  Schedule III - Condensed Financial Information of
          Registrant (incorporated in Note 14 of Notes to
          Financial Statements)...................................


Schedules of the Registrant and Consolidated Subsidiaries:

     (A)  Schedule I - Summary of investments-other than
          investments in related parties (incorporated in
          Note 11 of Notes to Financial Statements)...............

     (B)  Schedule V - Supplementary insurance information
          (incorporated in Note 13 of Notes to Financial
          Statements).............................................

     (C)  Schedule VI - Reinsurance (incorporated in Note 10 of
          Notes to Financial Statements)..........................

     (D)  Schedule IX - Short-term borrowings (incorporated in
          Note 2 of Notes to Financial Statements)................

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
  USLIFE Corporation:

     We have audited the accompanying consolidated balance sheets of USLIFE Corporation and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income, equity capital, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USLIFE Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."


                               /s/ KPMG Peat Marwick
                                   KPMG Peat Marwick

February 22, 1994
345 Park Avenue
New York, New York

                              USLIFE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                  December 31, 1993 and 1992

                                            ASSETS
                                                                         December 31
                                                                 ____________________________
                                                                    1993            1992
                                                                    ____            ____
                                                                   (Amounts in Thousands)
     Cash:
         On hand and in demand accounts.....................     $   60,321      $   74,574
         Restricted funds held in escrow, etc. .............          1,040           1,433
                                                                 __________      __________
                                                                     61,361          76,007
                                                                 __________      __________
     Invested assets (Notes 1 and 11):
         Fixed maturities available for sale, at lower of
           aggregate amortized cost or market (market,
           1993: $5,132,024; 1992: $4,333,898)..............      4,751,681       4,160,486
         Equity securities, at market (cost, 1993:
           $9,234; 1992: $19,665)...........................          9,205          19,500
         Mortgage loans.....................................        361,095         388,396
         Real estate........................................         43,434          47,080
         Policy loans.......................................        282,090         283,884
         Other long-term investments........................          7,534          24,136
         Short-term investments.............................         68,124          98,921
                                                                 __________      __________
                      Total invested assets.................      5,523,163       5,022,403
                                                                 __________      __________
                      Total cash and invested assets........      5,584,524       5,098,410
                                                                 __________      __________

     Other amounts receivable:
         Due and uncollected premiums.......................         52,283          39,760
         Investment income due and accrued..................        117,036         108,446
         Reinsurance receivables - paid claims (Note 10)....         11,914           8,276
         Other reinsurance recoverable amounts (Note 10)....        123,009             -
         Other receivables..................................         29,448          55,288
                                                                 __________      __________
                                                                    333,690         211,770
         Less: Reserve for uncollectible receivables........         23,117          23,370
                                                                 __________      __________
                          Net other amounts receivable......        310,573         188,400
                                                                 __________      __________

     Property and equipment:
         Land...............................................             50              87
         Buildings and improvements.........................          8,037          11,006
         Furniture and equipment............................         40,113          37,546
                                                                 __________      __________
                                                                     48,200          48,639
         Less: Accumulated depreciation.....................         34,444          31,677
                                                                 __________      __________
                          Net property and equipment........         13,756          16,962
                                                                 __________      __________

     Deferred policy acquisition costs (Note 1).............        741,927         705,854
     Other assets (Note 1)..................................         89,461          85,646
                                                                 __________      __________
                          Total assets......................     $6,740,241      $6,095,272
                                                                 ==========      ==========


                        See accompanying notes to financial statements.


                                   LIABILITIES AND EQUITY CAPITAL

                                                                               December 31
                                                                       ___________________________
                                                                          1993            1992
                                                                          ____            ____

                      LIABILITIES                                        (Amounts in Thousands)

     Future policy benefits (Note 1):
         Life.....................................................     $1,196,265      $1,110,757
         Accident and health......................................        257,192         197,533
     Policyholder account balances (Note 1).......................      3,322,265       2,850,037
     Supplementary contracts without life contingencies...........          6,385           4,344
     Policyholder dividend accumulations..........................         20,106          20,180
     Policy and contract claims...................................        155,629         169,930
     Other policy and contract liabilities........................         28,992          29,879
     Current federal income taxes (Notes 1 and 4).................           (247)        (13,268)
     Deferred federal income taxes (Notes 1 and 4)................         25,305          44,943
     Notes payable (Note 2).......................................         65,500         177,900
     Current maturities of long-term debt (Note 3)................        100,000            -
     Long-term debt (Note 3)......................................        349,235         349,439
     Accounts payable and accrued liabilities.....................        234,577         247,172
                                                                       __________      __________
                          Total liabilities.......................      5,761,204       5,188,846
                                                                       __________      __________
     Deferred income..............................................         13,008          15,985
                                                                       __________      __________
     Contingent liabilities and commitments (Note 9)


             NON-REDEEMABLE PREFERRED STOCKS, COMMON STOCK, and
             OTHER SHAREHOLDERS' EQUITY (Notes 1, 4, 6, and 7)
     Preferred stock-Series A (authorized and outstanding, 1993:
      4,815 shares; 1992: 5,627 shares)...........................            482             563
     Preferred stock-Series B (authorized and outstanding, 1993:
      2,050 shares; 1992: 2,251 shares)...........................            103             113
     Preferred stock-undesignated.................................             -               -
     Common stock (authorized, 1993: 60,000,000 shares; 1992:
      40,000,000 shares; issued, 1993: 38,308,823 shares;
      1992: 38,255,975 shares)....................................         38,309          38,256
     Paid-in surplus..............................................        125,268         121,491
     Net unrealized losses on marketable equity securities........            (29)           (165)
     Retained earnings............................................      1,142,694       1,072,898
                                                                       __________      __________
                                                                        1,306,827       1,233,156
     Less: Treasury stock, at cost................................        339,825         340,382
           Deferred compensation (Note 7).........................            973           2,333
                                                                       __________      __________
             Total non-redeemable preferred stocks, common stock,
             and other shareholders' equity ("Equity Capital")....        966,029         890,441
                                                                       __________      __________

              Total liabilities and Equity Capital................     $6,740,241      $6,095,272
                                                                       ==========      ==========


                                            USLIFE CORPORATION AND SUBSIDIARIES

                                             STATEMENTS OF CONSOLIDATED INCOME

                                        For the Three Years Ended December 31, 1993

                                        (Amounts in Thousands except Per Share Data)

                                                                                          Year Ended December 31
                                                                                __________________________________________
                                                                                   1993            1992            1991
                                                                                   ____            ____            ____
     Premiums:
         Life and annuities................................................     $  455,170      $  426,621      $  408,530
         Accident and health...............................................        489,136         499,773         431,728
     Consideration for supplementary contracts and immediate annuities.....         18,397          24,755          27,284
     Other consideration...................................................        153,539         139,383         129,109
     Net investment income (Note 12).......................................        444,646         414,436         361,576
     Realized gains (losses) on investments................................          8,516          (2,580)         (1,921)
     Other income..........................................................         30,634          27,064          26,600
                                                                                __________      __________       _________
                  Total income.............................................      1,600,038       1,529,452       1,382,906
                                                                                __________      __________       _________

     Death and other benefits..............................................        737,331         740,926         686,899
     Increase in future policy benefits....................................         39,830          34,792          10,795
     Interest credited to policyholder account balances....................        183,737         173,538         137,580
     Amortization of deferred policy acquisition costs.....................        151,851         131,840         130,659
     Commissions...........................................................        129,822         125,448         113,284
     General expenses......................................................        134,829         150,298         125,329
     Insurance taxes and licenses..........................................         35,124          30,602          23,972
     Interest on notes payable.............................................          5,716           7,897          10,467
     Interest on long term debt............................................         26,676          25,908          28,742
     Dividends to policyholders............................................          3,551           3,866           4,160
                                                                                __________      __________       _________
                  Total benefits and expenses..............................      1,448,467       1,425,115       1,271,887
                                                                                __________      __________       _________
         Income from operations before related income taxes................        151,571         104,337         111,019

     Federal income taxes (Note 4):
         Current...........................................................         74,053          63,420          67,423
         Deferred..........................................................        (19,639)        (28,695)        (31,076)
                                                                                __________      __________       _________
                                                                                    54,414          34,725          36,347
                                                                                __________      __________       _________
     Income before cumulative effect of accounting change..................         97,157          69,612          74,672
     Cumulative effect of accounting change for years prior to 1992, net
         of applicable income taxes (Notes 1 and 5)........................             -          (37,990)             -
                                                                                __________      __________       _________

     Net income............................................................         97,157          31,622          74,672
     Dividends on Series C Preferred Stock.................................             -              197             328
                                                                                __________      __________      __________
     Net income applicable to common and common equivalent shares..........     $   97,157      $   31,425      $   74,344
                                                                                ==========      ==========      ==========

     INCOME PER SHARE (Note 1):

         Income before cumulative effect of accounting change..............     $     4.25      $     3.05      $     3.21
         Cumulative effect of accounting change............................             -            (1.67)             -
                                                                                __________      __________       _________
         Net income........................................................     $     4.25      $     1.38      $     3.21
                                                                                ==========      ==========      ==========


                                      See accompanying notes to financial statements.

                                      USLIFE CORPORATION AND SUBSIDIARIES

                                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  For the Three Years Ended December 31, 1993

                                             (Amounts in Thousands)

                                                                               Year Ended December 31
                                                                    ___________________________________________
                                                                       1993            1992            1991
                                                                       ____            ____            ____

     Cash flows from operating activities:
       Net income..............................................     $   97,157      $   31,622      $   74,672
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Cumulative effect of accounting change................             -           57,560              -
         Change in liability for future policy benefits........         53,008          26,946           8,811
         Interest credited to policyholder account balances....        183,737         173,538         137,580
         Amounts assessed from policyholder account balances...       (130,757)       (118,813)       (108,624)
         Additions to deferred policy acquisition costs........       (187,924)       (188,859)       (174,795)
         Amortization of deferred policy acquisition costs.....        151,851         131,840         130,659
         Additions to deferred charges.........................         (5,633)         (3,077)         (7,725)
         Deferred federal income taxes (net)...................        (19,638)        (48,267)        (31,098)
         Depreciation and amortization.........................         12,668          12,924          11,914
         Change in amounts due policyholders...................        (25,584)          7,253          19,147
         Change in other liabilities and amounts receivable....        (27,694)         (3,808)          2,731
         Change in investment valuation reserves...............         34,962          23,539          15,557
         Change in restricted cash.............................            393             342             527
         Other, net............................................          5,225         (19,255)         (1,575)
                                                                    __________      __________      __________
              Total adjustments................................         44,614          51,863           3,109
                                                                    __________      __________      __________
                   Net cash provided by operating activities...        141,771          83,485          77,781
                                                                    __________      __________      __________
     Cash flows from investing activities:
       Change in policy loans..................................          1,794           2,275            (598)
       Cost of investments sold, redeemed or matured:
           Fixed maturities....................................      1,154,469         798,718         734,348
           Equity securities...................................         10,431           5,861          10,370
           Mortgage loan principal receipts....................         31,955          29,357          26,111
           Real estate.........................................         16,025          14,275          18,348
           Other long term investments.........................          1,344             649           4,812
       Expenditures for property and equipment.................         (4,393)         (4,879)         (7,642)
       Cost of investments purchased:
           Fixed maturities....................................     (1,751,320)     (1,550,072)     (1,444,038)
           Equity securities...................................            -               -            (5,371)
           Mortgage loans......................................        (26,238)        (15,006)        (30,234)
           Real estate.........................................         (2,821)         (9,578)         (2,600)
           Other long term investments.........................         (1,380)         (3,692)         (5,508)
           Net (purchases) or sales of short term investments..         30,797           3,799          (9,454)
         Other, net............................................          3,044           1,694           1,132
                                                                    __________      __________      __________
                   Net cash used in investing activities.......       (536,293)       (726,599)       (710,324)
                                                                    __________      __________      __________
     Cash flows from financing activities:
         Issuance of debt securities (Note 3)..................        300,000              -               -
         Long term borrowings under credit facility (Note 3)...             -          150,000              -
         Increase (decrease) in notes payable..................       (112,400)         23,900          25,400
         Dividends to shareholders.............................        (27,361)        (25,818)        (24,801)
         Acquisition of treasury stock.........................         (2,621)         (7,256)        (17,860)
         Repayment of long term debt...........................       (200,000)       (149,877)           (263)
         Change in policyholder account balances...............        416,696         647,463         647,129
         Other, net............................................          5,955           2,756           2,944
                                                                    __________      __________      __________
                   Net cash provided by financing activities...        380,269         641,168         632,549
                                                                    __________      __________      __________
           Net change in cash..................................        (14,253)         (1,946)              6
         Cash at beginning of year.............................         74,574          76,520          76,514
                                                                    __________      __________      __________
         Cash at end of year...................................     $   60,321      $   74,574      $   76,520
                                                                    ==========      ==========      ==========


                                See accompanying notes to financial statements.

                                              USLIFE CORPORATION AND SUBSIDIARIES

                                           STATEMENTS OF CONSOLIDATED EQUITY CAPITAL

                                          For the Three Years Ended December 31, 1993

                                          (Number of Shares and Amounts in Thousands)

                                                                                  Year Ended December 31
                                                          ______________________________________________________________________
                                                                   Number of Shares                         Amounts
                                                          __________________________________   _________________________________
                                                               1993        1992        1991        1993        1992        1991
                                                               ____        ____        ____        ____        ____        ____
 Non-redeemable preferred stocks, common stock, and
  other shareholders' equity (Note 6):

     Preferred stock, Series A:
         Issued, beginning of year.......................         6           6           7   $     563    $    642    $    685
         Shares converted................................        (1)          -          (1)        (81)        (79)        (43)
                                                            _______     _______     _______   _________    ________    ________
         Issued, end of year.............................         5           6           6         482         563         642
                                                            =======     =======     =======   =========    ========    ========

     Preferred stock, Series B:
         Issued, beginning of year.......................         2           2           3         113         120         145
         Shares converted................................         -           -          (1)        (10)         (7)        (25)
                                                            _______     _______     _______   _________    ________    ________
         Issued, end of year.............................         2           2           2         103         113         120
                                                            =======     =======     =======   =========    ========    ========


     Common stock:
         Issued, beginning of year.......................    38,256      25,411      25,348      38,256      25,411      25,348
         Options exercised and preferred shares converted        53         100          63          53         100          63
         Three-for-two split of common stock.............        -       12,745          -           -       12,745          -
                                                            _______     _______     _______   _________    ________    ________
         Issued, end of year.............................    38,309      38,256      25,411      38,309      38,256      25,411
                                                            =======     =======     =======   =========    ========    ========

     Paid-in surplus:
         Balance, beginning of year......................                                       121,491     130,141     127,937
         Options, conversions, and restricted stock plan.                                         1,469       3,103       1,917
         Utilization of treasury shares..................                                         2,308       1,021         287
         Three-for-two split of common stock.............                                            -      (12,774)         -
                                                                                              _________    ________    ________
         Balance, end of year............................                                       125,268     121,491     130,141
                                                                                              =========    ========    ========

     Net unrealized losses on marketable equity
      securities (Note 1):
         Balance, beginning of year......................                                          (165)        (13)     (3,183)
         Net change during year..........................                                           136        (152)      3,170
                                                                                              _________    ________    ________
         Balance, end of year............................                                           (29)       (165)        (13)
                                                                                              =========    ========    ========

     Retained earnings:
         Balance, beginning of year......................                                     1,072,898   1,067,094   1,017,223
         Net income......................................                                        97,157      31,622      74,672
         Dividends declared:
             Cash:
                  Preferred stock:
                      Series A ($4.50 per share).........                                           (25)        (28)        (30)
                      Series B ($5.00 per share).........                                           (11)        (10)        (13)
                      Series C ($3.33 per share).........                                            -         (197)       (328)
                  Common stock (1993, $1.21 per share;
                   1992, $1.14 per share; 1991, $1.07
                   per share)............................                                       (27,325)    (25,583)    (24,430)
                                                                                              _________   _________   _________
         Balance, end of year............................                                     1,142,694   1,072,898   1,067,094
                                                                                              =========   =========   =========

    Treasury stock (Note 6):
         Balance, beginning of year......................                                       340,382     334,606     317,946
         Shares acquired during year ....................                                         2,621       7,256      17,860
         Shares utilized for employee savings and
          investment plan, dividend reinvestment plan,
          and restricted stock plan......................                                        (3,178)     (1,480)     (1,200)
                                                                                              _________   _________    ________
         Balance, end of year............................                                       339,825     340,382     334,606
                                                                                              =========   =========    ========

     Deferred compensation (Note 7):
         Balance, beginning of year......................                                         2,333       4,353       6,863
         Deferred compensation arising from awards under
          restricted stock plan during year, less
          forfeitures....................................                                           758          -         (490)
         Amortization....................................                                        (2,118)     (2,020)     (2,020)
                                                                                              _________   _________    ________
         Balance, end of year............................                                           973       2,333       4,353
                                                                                              =========   =========    ========
Total non-redeemable preferred stocks, common stock,
  and other shareholders' equity ("Equity Capital")......                                     $ 966,029   $ 890,441    $884,436
                                                                                              =========   =========    ========

                                        See accompanying notes to financial statements.

                      USLIFE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies


Changes in Accounting Principles

     Effective as of the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), entitled "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." SFAS 113 requires that assets and liabilities relating to reinsured contracts be reported on a gross basis rather than net of the impact of reinsurance as permitted under previous accounting standards. The Statement also establishes guidelines for determining whether risk is transferred under a reinsurance contract and requires reinsurance contracts which do not qualify under these guidelines to be accounted for as deposits. As a result of the adoption of SFAS 113, reinsurance receivables amounting to approximately $135 million are included in consolidated total assets at December 31, 1993, including approximately $118 million which would have been offset to various liability accounts under previous accounting standards. Other than the required gross presentation of reinsurance assets and liabilities, SFAS 113 did not have a material impact on the Company's reported financial position or results of operations. Financial statements of previous years were not restated as a result of the adoption of SFAS 113. See Note 10 of Notes to Financial Statements for further information regarding the Company's reinsurance contracts.

     Effective as of January 1, 1992, the Company implemented new accounting standards for non-pension postretirement benefits required by Statement of Financial Accounting Standards No. 106 ("SFAS 106"), entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions" and recognized the initial liability required by SFAS 106 by means of a one-time charge to net income for "cumulative effect of accounting change." As required by SFAS 106, this charge, which amounted to $38.0 million or $1.67 per share, was retroactively recorded in the first quarter of 1992. See Note 5 of Notes to Financial Statements for further information regarding non-pension postretirement benefits.

     Also in 1992, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), entitled "Accounting for Income Taxes," and restated, as appropriate, the financial statements of previous years presented to retroactively give effect to the accounting standards required by SFAS 109. See Note 4 of Notes to Financial Statements for further information regarding Federal income taxes.


Future Accounting Changes


     In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Statement No. 112, which must be implemented in
1994, will require advance recognition of non-retirement benefits such as severance pay and health insurance continuation when certain conditions are met. The adoption of Statement No. 112 will not have a material impact on the Company's reported financial position or results of operations.

     In May 1993, FASB issued two additional Statements which will require the Company to adopt new accounting and reporting standards in preparation of future period financial statements.

     Statement No. 114, "Accounting by Creditors for Impairment of a Loan," must be adopted by calendar year enterprises no later than 1995 and will require a writedown to fair value, as defined by the Statement, for certain mortgage loans and similar investments where impairment results in a change in repayment terms. Based on current evaluation of the Company's investments that are covered by this Statement, it is not anticipated to have a material impact on the Company's reported financial position or results of operations. The Company has not yet determined the timing of its implementation of Statement No. 114.

     Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," will require most fixed maturity investments to be carried at market value commencing in 1994. It is currently anticipated that substantially all of the Company's fixed maturity investments will be included in a category established by the Statement that will require the securities to be valued at market, with changes in market value recognized through equity. In addition to application of appropriate tax effect, the impact on Equity Capital from this unrealized appreciation may also be subject to certain additional adjustments which have not yet been quantified by the Company. Market value of these securities exceeds adjusted cost by approximately $380 million at December 31, 1993. The Company will adopt Statement No. 115 in the first quarter of 1994. Adjustments to market value will be required each quarter following the implementation of Statement No. 115, resulting in both increases and decreases to Equity Capital.


Basis of Consolidation

     The consolidated financial statements include the accounts of USLIFE and all of its subsidiaries (the "Company"). All subsidiaries are 100 percent
owned.     All  material  intercompany  accounts  and  transactions  have  been eliminated.



Segment Information

     The only reportable industry segment of the Company is "Life Insurance" and the related information is presented below:

                                                             Year Ended December 31, 1993
                                                     _____________________________________________

                                                                    Non-reportable
                                                                     segments and
                                                      Life          consolidating
                                                     Insurance       adjustments      Consolidated
                                                    ___________     ______________    ____________

                                                                  (Amounts in Thousands)
Total income from unaffiliated sources.........     $1,581,239         $   18,799       $1,600,038
Intersegment transfers.........................          1,958             (1,958)               0
                                                    __________         __________       __________

             Total income......................     $1,583,197         $   16,841       $1,600,038
                                                    ==========         ==========       ==========

Income before taxes............................     $  206,011         $  (54,440)      $  151,571
                                                    ==========         ==========       ==========

Identifiable assets at December 31.............     $6,607,606         $  132,635       $6,740,241
                                                    ==========         ==========       ==========



                                                             Year Ended December 31, 1992
                                                    _______________________________________________

                                                                   Non-reportable
                                                                     segments and
                                                       Life         consolidating
                                                    Insurance       adjustments       Consolidated
                                                   ___________     ______________     ____________

                                                                (Amounts in Thousands)
Total income from unaffiliated sources.........     $1,512,744         $   16,708       $1,529,452
Intersegment transfers.........................          1,489             (1,489)               0
                                                    __________         __________       __________
              Total income.....................     $1,514,233         $   15,219       $1,529,452
                                                    ==========         ==========       ==========

Income before taxes............................     $  159,301         $  (54,964)      $  104,337
                                                    ==========         ==========       ==========

Identifiable assets at December 31.............     $5,958,638         $  136,634       $6,095,272
                                                    ==========         ==========       ==========

                                                            Year Ended December 31, 1991
                                                    _______________________________________________

                                                                   Non-reportable
                                                                     segments and
                                                       Life         consolidating
                                                    Insurance       adjustments       Consolidated
                                                   ___________     ______________     ____________

                                                                (Amounts in Thousands)
Total income from unaffiliated sources.........     $1,367,966         $   14,940       $1,382,906
Intersegment transfers.........................            626               (626)               0
                                                    __________         __________       __________
              Total income.....................     $1,368,592         $   14,314       $1,382,906
                                                    ==========         ==========       ==========

Income before taxes............................     $  171,487         $  (60,468)      $  111,019
                                                    ==========         ==========       ==========

Identifiable assets at December 31.............     $5,219,160         $  110,109       $5,329,269
                                                    ==========         ==========       ==========



                                          Year Ended              Year Ended              Year Ended
                                       December 31, 1993       December 31, 1992       December 31, 1991
                                     _____________________   _____________________   _____________________

                                                   Income                  Income                  Income
                                         Total     Before        Total     Before        Total     Before
                                        Income      Taxes       Income      Taxes       Income      Taxes
                                        ______     ______       ______     ______       ______     ______

                                                              (Amounts in Thousands)
Life insurance industry segment:
    Life insurance.................. $  925,697   $ 65,909   $  853,203   $ 54,081   $  784,677   $ 43,216
    Accident and health.............    528,765     12,758      538,192    (16,796)     468,447     11,663
    Other...........................    128,735    127,344      122,838    122,016      115,468    116,608
                                     __________   ________   __________   ________   __________   ________

                                     $1,583,197   $206,011   $1,514,233   $159,301   $1,368,592   $171,487
                                     ==========   ========   ==========   ========   ==========   ========

     The caption "Other" above consists principally of investment income and capital gains attributable to Equity Capital.



Investments in Securities

     The Company's investments in preferred stocks (other than redeemable preferred stocks) and common stocks ("Equity Securities") are carried at market value in the Consolidated Balance Sheets at December 31, 1993, 1992, and 1991 and related valuation allowances, "Net unrealized losses on marketable equity securities," in the amounts of $29 thousand, $165 thousand, and $13 thousand, respectively, are included in Equity Capital at those dates. Effective December 31, 1992, Fixed Maturity investments (including bonds and redeemable preferred stocks) which may be sold prior to maturity as a result of the Company's investment strategies are considered available for sale and carried at the lower of aggregate amortized cost or market value as of the balance sheet date. The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result in the selection of investments for sale prior to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. The reclassification, as of December 31, 1992, of the Company's entire Fixed Maturity portfolio to the "available for sale" category did not affect reported net income, and this classification had no impact on Equity Capital at December 31, 1993 or 1992 as the aggregate market value of these securities exceeded their amortized cost at those dates. Valuation reserves are maintained for investments with a reduction in value determined to be other than temporary. The cost and market values of the Company's consolidated investments in Fixed Maturities and Equity Securities at December 31, 1993, 1992 and 1991 are presented below:

                                                                                   Unrealized
                                                                         Net       Gains Netted
                                                                      Unrealized     Against
                                             Amortized                  Gains      Unrealized
                                                Cost        Market     (Losses)    Loss Amount
                                            ___________     ______     ________    ___________


                                                          (Amounts in Thousands)
December 31, 1993:
     Fixed Maturities.....................  $ 4,751,681  $ 5,132,024   $ 380,343
                                            ===========  ===========   =========

     Equity Securities....................  $     9,234  $     9,205   $     (29)     $ 1,009
                                            ===========  ===========   =========      =======

        Valuation Allowance for Equity
          Securities......................                             $     (29)
                                                                       =========


December 31, 1992:
     Fixed Maturities.....................  $ 4,160,486  $ 4,333,898   $ 173,412
                                            ===========  ===========   =========

     Equity Securities....................  $    19,665  $    19,500   $    (165)     $ 1,155
                                            ===========  ===========   =========      =======

        Valuation Allowance for Equity
          Securities......................                             $    (165)
                                                                       =========


December 31, 1991:
     Fixed Maturities.....................  $ 3,408,634  $ 3,532,355   $ 123,721
                                            ===========  ===========   =========

     Equity Securities....................  $    23,793  $    23,780   $     (13)     $ 1,036
                                            ===========  ===========   =========      =======

        Valuation Allowance for Equity
          Securities......................                             $     (13)
                                                                       =========



     At December 31, 1993, consolidated invested assets included approximately $221 million book value of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate market value of approximately $232 million at December 31, 1993 and, based on book value, represent approximately 3.3% of consolidated total assets at that date. Approximately $28 million book value of these investments are classified as problem securities at that date and, of that amount, approximately $16 million represented securities in default at December 31, 1993. Also at December 31, 1993, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $26 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $25 million.

     Realized  gains   on  the  Company's  consolidated  investments  in  Fixed
Maturities and Equity Securities for the three years ended December 31, 1993 are summarized as follows:

                                                          Less
                          Pre-tax Realized Gains         Amount
                         ________________________
                                                      Allocated to                   Net
                            Fixed        Equity       Participating     Tax        Realized
                          Maturities    Securities    Policyholders    Effect        Gain
                          __________    __________    _____________   ________    _________

                                             (Amounts in Thousands)
1993...................  $  46,891      $     897       $  1,458      $ 16,216    $  30,114
1992...................     23,094          1,584          1,070         8,027       15,581
1991...................     10,950          1,244            348         4,028        7,818
                         =========      =========       ========      ========    =========

     Pre-tax realized gains shown above reflect provisions for valuation of certain investments with decline in value determined to be other than temporary. The cost of securities sold for purposes of determination of realized gains or losses included in net income is based on the specific identification method.

     Pre-tax realized gains on Fixed Maturities and Equity Securities are reconciled to consolidated realized gains (losses) on investments as follows:

                                       1993            1992            1991
                                    __________      __________      __________

                                              (Amounts in Thousands)
Realized gains (losses):

 Fixed Maturities..............     $  46,891       $  23,094       $  10,950
 Equity Securities.............           897           1,584           1,244
                                    __________      __________      __________

                                       47,788          24,678          12,194

 Real estate, mortgage loans,
   and other investments (a)...       (39,272)        (27,258)        (14,115)
                                    __________      __________      __________

 Total.........................     $   8,516       $  (2,580)      $  (1,921)
                                    ==========      ==========      ==========

(a) Reflects provisions for valuation to estimated net realizable value for certain investments.

     The  amortized   cost  and   estimated  market  values  of  the  Company's
consolidated investments in debt securities at December 31, 1993 and 1992 are as follows:

                                                                  December 31, 1993
                                                   _________________________________________________
                                                                   Gross        Gross     Estimated
                                                    Amortized   Unrealized   Unrealized     Market
                                                       Cost        Gains       Losses       Value
                                                    __________  __________   __________   __________

                                                                  (Amounts in Thousands)

U. S. Treasury securities and obligations of U.S.
   government corporations and agencies...........  $   95,871    $  4,544    $    727    $   99,688
Obligations of states and political subdivisions..      24,988         821         114        25,695
Debt securities issued by foreign governments.....     178,850      11,794         626       190,018
Corporate securities..............................   4,471,446     370,509      10,569     4,831,386
Redeemable preferred stocks.......................      48,650       4,795          84        53,361
                                                    __________    ________    ________    __________
Total fixed maturities and short term investments
     ("debt securities")..........................  $4,819,805    $392,463    $ 12,120    $5,200,148
                                                    ==========    ========    ========    ==========

Amounts shown in balance sheet:

Fixed maturities..................................  $4,751,681
Short term investments............................      68,124
                                                    __________

Total.............................................  $4,819,805
                                                    ==========


                                                                  December 31, 1992
                                                   _________________________________________________
                                                                   Gross        Gross     Estimated
                                                    Amortized   Unrealized   Unrealized     Market
                                                       Cost        Gains       Losses       Value
                                                    __________  __________   __________   __________

                                                                  (Amounts in Thousands)

U. S. Treasury securities and obligations of U.S.
   government corporations and agencies...........  $   33,664    $  2,125    $    127    $   35,662
Obligations of states and political subdivisions..       5,371          73          61         5,383
Debt securities issued by foreign governments.....     101,760       4,379         399       105,740
Corporate securities..............................   4,062,763     181,022      17,145     4,226,640
Redeemable preferred stocks.......................      55,849       3,739         194        59,394
                                                    __________    ________    ________    __________
Total fixed maturities and short term investments
     ("debt securities")..........................  $4,259,407    $191,338    $ 17,926    $4,432,819
                                                    ==========    ========    ========    ==========

Amounts shown in balance sheet:

Fixed maturities..................................  $4,160,486
Short term investments............................      98,921
                                                    __________

Total.............................................  $4,259,407
                                                    ==========

     The amortized cost and estimated market value of debt securities at December 31, 1993 and 1992, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                      December 31, 1993          December 31, 1992
                                                    ______________________     ______________________
                                                                Estimated                  Estimated
                                                    Amortized     Market       Amortized     Market
                                                       Cost       Value           Cost       Value
                                                    __________  __________     __________  __________

                                                                (Amounts in Thousands)

Due in one year or less...........................  $  103,855  $  110,109    $  119,650   $  123,836
Due after one year through five years.............     598,737     625,571       336,919      343,407
Due after five years through ten years............   1,588,909   1,710,259     1,220,459    1,267,935
Due after ten years...............................   2,528,304   2,754,209     2,582,379    2,697,641
                                                    __________  __________    __________   __________

Total debt securities.............................  $4,819,805  $5,200,148    $4,259,407   $4,432,819
                                                    ==========  ==========    ==========   ==========

     Proceeds from disposals of investments in debt securities (excluding short term commercial paper) during 1993, 1992 and 1991 were $1.209 billion, $824.1 million, and $756.1 million, respectively. During 1993, gross gains of $57.9 million and gross losses of $11.0 million were realized on such disposals.
During 1992, gross gains of $41.0 million and gross losses of $17.9 million were realized on such disposals. During 1991, gross gains of $26.3 million and gross losses of $15.4 million were realized on such disposals.

     Short term investments are carried at cost, which approximates market value.



Other Investments

     Real estate is carried at the lower of depreciated cost or net realizable value. Depreciation is calculated on a straight line basis with useful lives varying based on the type of building. Policy loans and mortgages, other than those with a decline in value determined to be other than temporary, are stated at the aggregate of unpaid principal balances. Other long term investments are stated at the lower of cost or their estimated net realizable value.

Insurance Accounting

     Amounts for the life insurance subsidiaries are reported to regulatory authorities on the basis of statutory accounting practices and have been presented herein in conformity with generally accepted accounting principles ("GAAP").

     Regulatory after-tax income and after-tax income in accordance with GAAP of the life insurance subsidiaries for the three years ended December 31, 1993, and regulatory Equity Capital and Equity Capital in accordance with GAAP of such subsidiaries at December 31, 1993, 1992 and 1991 are as follows:

                                                              As Reported               As Included in the Company's
                                                                 on a                 Consolidated Financial Statements
                                                            Regulatory Basis             in Accordance with GAAP
                                                     ______________________________   _________________________________

                                                       1993       1992       1991        1993       1992       1991
                                                      ______     ______     ______      ______     ______     ______

                                                                      (Amounts in Thousands)
After-tax income for the year ended December 31 (a)  $ 88,850   $ 56,637   $ 56,595  $  125,161 $  107,939 $  116,793
                                                     ========   ========   ========  ========== ========== ==========

Equity Capital at December 31......................  $549,388   $525,322   $556,841  $1,375,920 $1,304,349 $1,293,538
                                                     ========   ========   ========  ========== ========== ==========

______

(a) Amounts shown exclude after-tax capital gains (losses) of $(1.3) million, $(15.5) million and $5.0 million on a regulatory basis and $7.1 million, $(1.4) million, and $(1.4) million on a GAAP basis in 1993, 1992 and 1991, respectively. GAAP income above also excludes an after-tax charge in 1992 of $21.5 million for "cumulative effect of accounting change" relating to the adoption of FASB Statement No. 106 which had no impact on 1992 regulatory net income. Both regulatory and GAAP after-tax income shown above for 1992 reflect a charge equivalent to $10.6 million on an after-tax basis relating to receivables from an Association Group Health marketing organization which declared bankruptcy.


     As a result of the appropriate adjustments, Equity Capital of the life insurance subsidiaries prepared in accordance with GAAP exceeds that which was prepared on a regulatory basis by $826.5 million, $779.0 million and $736.7 million, respectively, at December 31, 1993, 1992 and 1991. It should be noted that the dividend paying capability of the life insurance subsidiaries is generally limited by income before capital gains and losses and Equity Capital as reported on a regulatory basis. Notice to or approval by regulatory authorities is frequently required for dividends paid by insurance companies. Loans to or advances from the life insurance subsidiaries to the parent company may also be subject to regulatory approval requirements or limitations. At December 31, 1993, the portion of the aggregate $1.376 billion Equity Capital of the life insurance subsidiaries which was not available for transfer to the parent company by dividend, loan, or advance or available for such transfer only with approval of a third party ("Restricted Net Assets"), as a result of the aforementioned regulatory requirements, amounted to $1.308 billion. Cash dividends paid by all consolidated subsidiaries to the parent company totalled $61.2 million, $47.7 million and $58.2 million for the years ended December 31, 1993, 1992 and 1991, respectively. Additionally, during 1993, securities with market value of $21.6 million were transferred from a life insurance subsidiary to the parent company and subsequently contributed to another life insurance subsidiary in connection with the combination of the two subsidiaries' operations. In addition to the 1992 cash dividends, investment securities with market value of $26.3 million were transferred by dividend from a life insurance subsidiary to the parent company.


Life Insurance


  Deferred Policy Acquisition Costs

     The costs of acquiring new business (principally commissions) and certain costs of issuing policies (such as medical examinations and inspection reports) and certain agency and marketing expenses, all of which vary with and are primarily related to the production of new business, have been deferred. For traditional life insurance policies, these costs are being amortized over the premium-paying periods of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using the same assumptions which were used for computing liabilities for future policy benefits. For universal life-type policies, these costs are being amortized over the lives of the policies in relation to the incidence of gross profits arising principally from investment, mortality and expense margins. Deferred policy acquisition costs are reviewed to determine that the unamortized portion of such costs does not exceed recoverable amounts, after considering anticipated investment income.

     Details with respect to consolidated deferred policy acquisition costs and premium income for life insurance and annuities and accident and health insurance for the three years ended December 31, 1993 are as follows:

                                                  Deferred Policy Acquisition Costs
                                                 ___________________________________

                                                 Life and     Accident
                                                 Annuities   and Health     Total
                                                 _________   __________     _____

                                                      (Amounts in Thousands)
 Balance, January 1, 1991......................  $513,725     $ 90,974     $604,699
     Additions.................................   132,174       42,621      174,795
     Amortization..............................   (88,737)     (41,922)    (130,659)
                                                 ________     ________     ________

 Balance, December 31, 1991....................   557,162       91,673      648,835
     Additions.................................   141,190       47,669      188,859
     Amortization..............................   (88,272)     (43,568)    (131,840)
                                                 ________     ________     ________

 Balance, December 31, 1992....................   610,080       95,774      705,854
     Additions.................................   141,416       46,508      187,924
     Amortization..............................  (108,609)     (43,242)    (151,851)
                                                 ________     ________     ________

 Balance, December 31, 1993....................  $642,887     $ 99,040     $741,927
                                                 ========     ========     ========

                                                               Premium Income
                                                 __________________________________________

                                                  Life and Annuities   Accident and Health
                                                 ____________________  ____________________

                                                 First Year   Renewal  First Year   Renewal
                                                 __________   _______  __________   _______

                                                             (Amounts in Thousands)
 Year ended December 31
     1991.......................................  $101,412   $307,118   $144,484   $287,244
     1992.......................................    96,042    330,579    203,223    296,550
     1993.......................................   101,648    353,522    150,635    338,501
                                                  ========   ========   ========   ========


Future Policy Benefits

     Liabilities for future policy benefits relating to traditional life insurance policies have been computed by the net level premium method based on estimated future investment yield, mortality and termination experience. Interest rate assumptions for most non-interest sensitive life insurance have ranged from 2-1/2 to 3-1/2 percent on issues of 1959 and prior, to 5-1/2 to 5-7/8 percent on issues of 1967 and subsequent years. (On certain products, the rate ranges as high as 8-3/4 percent.) Mortality has been calculated principally on an experience multiple applied to select and ultimate tables in common usage in the industry. Estimated terminations have been determined principally based on industry tables.

Universal Life-Type and Investment Contracts

     Revenues for universal life insurance, other interest-sensitive life insurance, and investment contracts include policy charges for administration and cost of insurance, and surrender charges assessed against policyholder account balances during the period. Premiums received on these products are treated as policyholder deposits rather than revenues. The liability for policyholder account balances represents the accumulated amounts which accrue to the benefit of policyholders, and reflects interest credited at rates which are subject to periodic adjustment. Charges to expense relating to these policies and contracts include such interest credited as well as benefits during the period in excess of related policy account balances.


Participating Policies

     Participating policies subject to profit limitations approximate 2.4 percent of the individual life insurance in force at December 31, 1993 and 6.5 percent of individual life insurance premium income in 1993. The major portion of earnings therefrom inures to the benefit of the participating policyholders and is not available to shareholders. Undistributed earnings payable to participating policyholders are included as a liability in the Consolidated Balance Sheets.

     All participating policies approximate 2.5 percent of the total individual life insurance in force at December 31, 1993 and 6.8 percent of individual life insurance premium income in 1993. The provisions for dividends to policyholders in the statements of consolidated income include dividends paid or payable on participating policies.


Liability for Unpaid Claims

     The liability for unpaid claims and claim adjustment expenses is based on the estimated amount payable on claims reported prior to the balance sheet date which have not yet been settled, claims reported subsequent to the balance sheet date which have been incurred during the period then ended, and an estimate (based on prior experience) of incurred but unreported claims relating to such period.


Liability for Guaranty Fund Assessments

     The Company's life insurance subsidiaries may be required, under the solvency or guaranty laws of the various states in which they are licensed, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Certain states permit these assessments, or a portion thereof, to be recovered as an offset to future premium taxes. Assessments are recognized based on notification of liability by regulatory authorities, including provision for certain future amounts payable, and, when subject to credit against future premium taxes and judged to be recoverable, may be capitalized and amortized on a basis consistent with the credits to be realized under applicable state law.


Other Assets

     Included in other assets is the unamortized portion of goodwill, representing the excess of cost over the value of net assets acquired in subsidiary acquisitions accounted for by the purchase method. Such amounts are being amortized by straight-line basis charges to income over forty year periods which began at the respective dates of acquisition of the acquired subsidiaries. Amortization of goodwill amounted to approximately $2 million for each of the three years ended December 31, 1993.

Income Taxes

     Deferred income taxes arise as a result of applying enacted statutory tax rates to the temporary differences between the financial statement carrying value and the tax basis of assets and liabilities. Such differences result primarily from amounts capitalized for policy acquisition costs and calculated for future policy benefit liabilities.

     The Company and its subsidiaries file a consolidated Federal income tax return and have elected to include the life insurance and non-life insurance subsidiaries in the consolidated tax return. Taxes on income for life insurance and non-life insurance subsidiaries are recorded in the individual income accounts of the subsidiaries and are remitted to the Company on a separate return basis. The provision for taxes in the Statements of Consolidated Income for the three years ended December 31, 1993 represents the tax for all companies on a consolidated return basis.

Income Per Share

     Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each year. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each year, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Income before cumulative effect of accounting change and net income were adjusted to deduct the dividend requirements on Series C Preferred Stock for periods when that issue was outstanding. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the three years ended December 31, 1993:

                                                                                   Year Ended December 31
                                                                              _________________________________

                                                                                 1993       1992       1991
                                                                                 ____       ____       ____

                                                                               (Shares and Amounts in Thousands
                                                                                    except Per Share Data)
     Income before cumulative effect of accounting change.....................   $97,157    $69,612    $74,672
     Dividends on Series C Preferred Stock....................................       --         197        328
                                                                                 _______    _______    _______

     Income before cumulative effect of accounting change, applicable
       to common and common equivalent shares.................................   $97,157    $69,415    $74,344
                                                                                 =======    =======    =======


     Net income...............................................................   $97,157    $31,622    $74,672
     Dividends on Series C Preferred Stock....................................       --         197        328
                                                                                 _______    _______    _______

     Net income applicable to common and common equivalent shares.............   $97,157    $31,425    $74,344
                                                                                 =======    =======    =======


     Weighted average common shares outstanding, net of treasury shares.......    22,582     22,449     22,892

     Add-Common share equivalents of:
        Preferred Stock - Series A............................................        44         50         52
        Preferred Stock - Series B............................................        17         18         23
        Outstanding stock options-treasury stock method.......................       228        206        169
                                                                                 _______    _______    _______

     Total common shares and common equivalent shares.........................    22,871     22,723     23,136
                                                                                 =======    =======    =======

     Per Share:
        Income before cumulative effect of accounting change..................   $  4.25    $  3.05    $  3.21
        Cumulative effect of accounting change................................        -       (1.67)        -
                                                                                 _______    _______    _______

        Net income............................................................   $  4.25    $  1.38    $  3.21
                                                                                 =======    =======    =======

Statement of Cash Flows

     For the years ended December 31, 1993, 1992 and 1991, respectively, interest paid (net of amounts capitalized) amounted to $32.6 million, $34.7 million, and $39.4 million, and Federal income taxes paid amounted to $60.7 million, $75.7 million and $71.4 million. The major portion of the disposals of fixed maturity investments relate to securities sold or redeemed prior to their maturity dates. The $1.154 billion disposals of Fixed Maturity investments by the Company for the year ended December 31, 1993 included approximately $928 million book value of securities which were called for redemption by the respective issuers prior to maturity. The $799 million disposals of Fixed Maturity investments in 1992 included approximately $497 million of such redemptions.


Financial Instruments and Concentrations of Credit Risk

     The Company's investments in Fixed Maturities and Equity Securities are comprised of a diverse portfolio represented by approximately 600 issuers, with no issuer accounting for more than 1% of the Company's total investment in these securities, based on book value, at December 31, 1993.

     The Company's investment in mortgage loans at December 31, 1993 is characterized by a broad geographical distribution, with approximately 6% of total book value relating to the New England region of the United States, 16% from the middle-Atlantic states, 23% from the north-central states, 16% from the south-Atlantic states, 10% from the south-central states, 14% from the mountain states, and 15% from the Pacific states. Based on book value, approximately 40% of the Company's mortgage loans at that date are secured by office buildings, 24% by industrial / warehouse properties, 25% retail, 1% apartments, 3% one to four family residential, and the remainder secured by hotel / motel, medically oriented, or other specialty properties.

     The Company's reinsurance receivables and other recoverable amounts at December 31, 1993 relate to approximately 160 reinsurers. Two major United
States insurance companies, rated "A" (excellent) and "A+" (superior) respectively by A. M. Best Company, a recognized insurance rating agency, each account for approximately 10% of the reinsurance receivable and recoverable amounts at that date. Other than these companies, no single reinsurer accounts for more than 6% of total reinsurance receivable and recoverable amounts at December 31, 1993. The Company monitors the financial condition of its reinsurers in order to minimize its exposure to loss from reinsurer insolvencies.

     As described in Note 9 of Notes to Financial Statements, a life insurance subsidiary has an outstanding standby commitment amounting to $6.8 million at December 31, 1993. The Life Insurance Subsidiaries historically have not provided permanent financing on the major portion of such commitments. In the ordinary course of investment operations, the Life Insurance Subsidiaries also may extend permanent financing commitments for investments in mortgage loans, with specified closing dates typically within 90 to 120 days after approval and interest rates and other terms (based on the credit policies utilized for investments in mortgage loans) determined at the commitment date. There were no material permanent financing commitments outstanding at December 31, 1993.


Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of the indicated classes of financial instruments:

Cash and Short-term Investments

     The carrying amounts of these assets approximate their fair value.

Fixed Maturities and Equity Securities

     Fair values are based on quoted market prices or dealer quotes.

Mortgage Loans

     The fair value of mortgage loans, other than those which are more than 60 days delinquent or in foreclosure, is estimated by discounting the expected future cash flows. The rates used for this purpose are the estimated current rates that would be applied to the loans in a purchase or sale transaction, on an aggregate or bulk basis grouped by maturity range, considering the creditworthiness of the borrowers and the general characteristics of the collateral. For purposes of this calculation, the fair value of loans with stated interest rates greater than the estimated applicable market rate was adjusted to reflect the impact of prepayment options or other contractual terms upon market value. For mortgage loans which are classified as delinquent or are in foreclosure, fair value is based on estimated net realizable value of the underlying collateral.

Long-term Debt

     The fair value of the Company's long-term debt is estimated based on rates believed to be currently available to the Company for borrowings with terms similar to the remaining maturities of the outstanding debt. For outstanding debt securities with fixed interest rates in excess of current market rates, repayment on call dates prior to stated maturity was assumed for purposes of fair value estimation.

     The estimated fair values of the Company's financial instruments are as follows:

                                                      December 31, 1993            December 31, 1992
                                                   _______________________      _______________________
                                                    Carrying      Fair           Carrying      Fair
                                                     Amount       Value           Amount       Value
                                                   __________   __________      __________   __________

                                                                  (Amounts in Thousands)
Financial Assets:
   Cash:
     On hand and in demand accounts..........      $   60,321   $   60,321      $   74,574   $   74,574
     Restricted funds held in escrow, etc. ..           1,040        1,040           1,433        1,433

   Short-term investments....................          68,124       68,124          98,921       98,921
   Fixed maturities..........................       4,751,681    5,132,024       4,160,486    4,333,898
   Equity securities.........................           9,205        9,205          19,500       19,500
   Mortgage loans............................         361,095      379,366         388,396      393,742

Long-term debt, including current maturities.         449,235      464,056         349,439      354,933

     In accordance with the requirements of Statement No. 107 of the Financial Accounting Standards Board, the financial instruments presented above exclude accounts relating to the Company's insurance contracts and certain other classes of assets and liabilities. The estimated fair values of the Company's policy loan assets and its policyholder account balance liabilities relating to investment contracts at December 31, 1993 and 1992 are not materially different from the respective carrying values at those dates. No material carrying value or fair value amounts are ascribed to the Company's outstanding standby commitments at December 31, 1993 and 1992.

Note 2.  Notes Payable

     Included in this item are short term borrowings against bank lines of credit or pursuant to certain bank revolving credit agreements, and other short term bank borrowings. The Company has lines of credit of $60.0 million with 7 banks and revolving short term credit agreements with two banks which provide term loan borrowing facilities up to a maximum of $100 million. The lines of credit provide for annual review and renewal at the option of each bank. The interest rates and terms of loans under the lines of credit and the revolving credit agreements are determined bilaterally on the date of borrowing. Although there are no formal requirements to maintain compensating balances, the Company has carried balances which generally approximate 5 to 10 percent of the lines.

     The following table sets forth summary information with respect to short term borrowings of the Company for the three years ended December 31, 1993.

                        As of December 31               Year Ended December 31
                     ________________________   _______________________________________

                                   Weighted                                   Weighted
                                   Average        Maximum        Average       Average
                        Amount     Interest        Amount        Amount       Interest
                     Outstanding     Rate       Outstanding   Outstanding(a)   Rate(b)
                     ___________    ______      ___________   ______________  _________

                                            (Amounts in Thousands)
1993...............  $     65,500        3.7%   $    198,900    $   142,677       3.9%
                     ============        ====   ============    ===========      ====

1992...............  $    177,900        4.2%   $    231,850    $   169,985       4.5%
                     ============        ====   ============    ===========      ====

1991...............  $    154,000        5.6%   $    192,500    $   152,831       6.7%
                     ============        ====   ============    ===========      ====

     (a) The average amounts of short term borrowings were computed by determining the arithmetic average of months' end short term borrowings.

     (b) The weighted average interest rates were determined by dividing interest expense related to short term borrowings by the average amounts of such borrowings.


Note 3. Long Term Debt

   At December 31, 1993 and 1992, consolidated long term debt consists of the following:

                                                                                         December 31
                                                                                   _________________________
                                                                                      1993          1992
                                                                                   ___________   ___________

                                                                                    (Amounts in Thousands)
       9.15 percent nonsubordinated notes due 1999.........................         $ 50,000       $ 50,000
       6.75 percent nonsubordinated notes due 1998, less unamortized
         discount of $261 thousand; effective interest rate 6.80 percent...          149,739            --
       6.375 percent nonsubordinated notes due 2000, less unamortized
         discount of $504 thousand; effective interest rate 6.44 percent...          149,496            --
       8.375 percent nonsubordinated notes due 1996, less unamortized
         discount of $478 thousand; effective interest rate 8.55 percent...              --          99,522
       8.875 percent nonsubordinated notes due 1995, less unamortized
         discount of $83 thousand; effective interest rate 8.97 percent....              --          49,917
       Bank borrowings under credit agreement; current interest rate
         4.00 percent at December 31, 1993 and 4.25 percent at
         December 31, 1992.................................................          100,000        150,000
                                                                                   _________      _________
                                                                                     449,235        349,439

       Less: Current maturities of long term debt..........................          100,000            --

                                                                                   _________      _________
       Total long term debt................................................         $349,235       $349,439
                                                                                   =========      =========


     The contractual maturities of the Company's long term debt are as follows:




                                       Parent Company and Consolidated
                                       _______________________________

                                       December 31,       December 31,
                                           1993               1992
                                       ____________       ____________

                                            (Amounts in Thousands)

       1994.......................       $100,000           $150,000
       1995.......................            --              49,917
       1996.......................            --              99,522
       1998.......................        149,739                --
       1999.......................         50,000             50,000
       2000.......................        149,496               --
                                         ________           ________

              Total...............       $449,235           $349,439
                                         ========           ========



     Current maturities of long term debt at December 31, 1993 is comprised of $100 million borrowings under a two-year credit agreement between the Company and the Bank of New York which commenced on May 15, 1992 and provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE Corporation has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million. All borrowings under the credit agreement must mature no later than May 13, 1994. Long term debt at December 31, 1992 includes $150 million borrowings under this agreement.

     None of the debt issues of the Company or its subsidiaries are or have been in default.


Note 4. Federal Income Taxes

     Federal income tax expense relating to operations of the Company for 1993, 1992 and 1991 is comprised of the following components:

                                                                    1993       1992       1991
                                                                    ____       ____       ____

                                                                      (Amounts in Thousands)
    Current tax expense........................................  $ 74,053   $ 63,420   $ 67,423

    Deferred tax expense:
     Excluding Federal income tax rate cumulative adjustment...   (20,961)   (28,695)   (31,076)
     Federal income tax rate cumulative adjustment.............     1,322        --         --
                                                                 ________   ________   ________

                                                                  (19,639)   (28,695)   (31,076)
                                                                 ________   ________   ________

                                                                 $ 54,414   $ 34,725   $ 36,347
                                                                 ========   ========   ========

     The Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, increased the Federal corporate income tax rate from 34% to 35% retroactively to January 1, 1993. This rate increase resulted in additional tax expense for the first half of 1993 amounting to $666 thousand, and the effect of the tax rate change upon net deferred tax liabilities as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109") was $1.322 million. In accordance with SFAS 109, the $1.988 million aggregate catch-up impact of the rate change was included in Federal income tax expense for the third quarter of 1993.

     The significant components of deferred income tax expense for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                          1993       1992       1991
                                                          ____       ____       ____

                                                            (Amounts in Thousands)
    Deferral of policy acquisition costs, net
      of amortization, for accounting purposes.......  $ 12,624    $ 19,387   $ 15,005
    Adjustment of future policy benefits for
      Federal income tax purposes....................   (12,179)    (23,513)   (12,532)
    Utilization of net operating loss................     3,279         985     (2,459)
    Differences in recognition of capital gains
      and losses for tax return purposes and
      accounting purposes............................   (14,764)    (13,708)    (8,010)
    Capitalization of policy acquisition costs,
      net of amortization, for tax return purposes      (12,951)     (3,590)   (24,002)
    Differences between amounts reported for
      tax return purposes and statutory
      accounting purposes............................     3,270      (5,726)      (110)
    Adjustment of prior years' accruals to tax return      (424)     (2,374)       318
    Federal income tax rate cumulative adjustment....     1,322         --         --
    Other, net.......................................       184        (156)       714
                                                       ________    ________   ________

           Total deferred tax expense................  $(19,639)   $(28,695)  $(31,076)
                                                       ========    ========   ========


     Total tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1993 and 34 percent in 1992 and 1991 to income before tax for the following reasons:

                                                        1993                  1992                   1991
                                                 ____________________  _____________________  _____________________
                                                  Amounts    Percent     Amounts    Percent     Amounts    Percent
                                                     in     of Pretax      in      of Pretax      in      of Pretax
                                                 Thousands   Income     Thousands   Income     Thousands   Income
                                                 _________   _______   __________   _______   __________   _______
    Application of Federal income tax rate...    $  53,050     35.0     $  35,475     34.0     $  37,746     34.0
         Tax exempt interest and dividends
           received deduction................         (648)    (0.4)         (824)    (0.8)       (1,044)    (0.9)
         Federal income tax rate change
           cumulative adjustment.............        1,322      0.9            --       --            --       --
         Other, net..........................          690      0.4            74      0.1          (355)    (0.4)
                                                 _________     ____     _________     ____     _________     ____

             Actual tax expense..............    $  54,414     35.9     $  34,725     33.3     $  36,347     32.7
                                                 =========     ====     =========     ====     =========     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 are presented below:


                                                           December 31
                                                      ______________________

                                                         1993       1992
                                                         ____       ____

                                                     (Amounts in Thousands)

Deferred Tax Assets:

    Future policy benefits..........................   $ 129,078   $ 116,176
    Tax net operating loss carryforward.............      23,990      26,005
    Capital gains and losses........................      42,678      27,913
    Capitalization of policy acquisition costs,
      net of amortization, for tax return purposes..      45,089      32,661
    Sale and leaseback transactions.................       2,617       3,390
    Allowance for uncollectible receivables.........       2,489       2,833
    Resisted claim liability........................       1,691       1,944
    Employee retirement benefits....................      26,534      27,818
    Unearned interest...............................       1,787       1,814
    Accrual of interest payable.....................       2,138         513
    Other...........................................       5,397       5,393
                                                       _________   _________

    Total gross deferred tax assets.................     283,488     246,460

    Total valuation allowance.......................     (16,368)    (15,900)
                                                       _________   _________

    Net deferred tax assets.........................     267,120     230,560
                                                       _________   _________

Deferred Tax Liabilities:

    Deferral of policy acquisition costs, net of
      amortization, for accounting purposes.........    (259,674)   (239,991)
    Basis differences between tax and accounting
      for joint ventures............................      (4,266)     (4,906)
    Basis differences between tax and accounting
      for securities................................      (4,672)     (4,301)
    Depreciation....................................      (5,759)     (6,079)
    Prepaid expenses................................      (2,403)     (2,052)
    Differences between tax and accounting
      for reinsurance...............................      (6,596)    (10,366)
    Other...........................................      (9,055)     (7,808)
                                                       _________   _________

    Total gross deferred tax liabilities............    (292,425)   (275,503)

                                                       _________   _________

    Net deferred tax liability......................   $ (25,305)  $ (44,943)
                                                       =========   =========

     The 1993 change in the above valuation allowance is due only to the change in the Federal income tax rate from 34% to 35%.

     Federal income tax returns have been examined and settled for all life insurance subsidiaries and their predecessors through 1980. The consolidated Federal income tax returns of the Company and non-life insurance subsidiaries have been examined and settled through 1980. The life-nonlife consolidated Federal income tax returns of the Company and all subsidiaries have been examined and settled for 1981 through 1985. The Company believes that its recorded income tax liabilities are adequate for all open years.

     Under the provisions of prior tax law applicable to life insurance companies, one half of the excess of the gain from operations of a life insurance company over its taxable investment income was not taxed but was set aside in a special "Policyholders' Surplus Account". Under provisions of the Tax Reform Act of 1984, this account is "frozen" as of December 31, 1983 and is subject to tax under conditions set forth pursuant to prior tax law. Policyholder Surplus may be taxable at the time of its distribution to the company's shareholders or under certain other specified conditions. The Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future. However, should the balance at December 31, 1993 become taxable, the tax computed at present rates would be approximately $54.3 million.

     At December 31, 1993, the Company has nonlife net operating loss carryforwards for Federal income tax purposes of approximately $68.5 million which are available to offset future Federal taxable income, if any, through 2008.


Note 5.  Retirement Plans

     The Company and its subsidiaries have a qualified noncontributory defined benefit pension plan covering substantially all employees. Benefits are generally based on years of service, the employee's compensation during the last three years of employment, and an average of Social Security covered wage bases. It is the Company's policy to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Based on such standards, contributions amounting to $4.5 million, $4.2 million and $3.9 million were made for the years ended December 31, 1993, 1992 and 1991, respectively. Substantially all of the Plan assets are invested in the general investment account of a life insurance subsidiary of the Company through a deposit administration insurance contract. As a result of compensation and benefit limitations under Federal tax law applicable to the Company's qualified defined benefit pension plan, the "excess" portion of the pension benefits for certain employees is provided under an unfunded Supplemental Retirement Plan for which eligibility requirements and certain other provisions were modified during 1993. Additionally, the Company has an unfunded Retirement Plan for Outside Directors which provides pension benefits to non-employee Directors of USLIFE Corporation subject to specified eligibility requirements. Benefits are based on years of service and the annual retainer at time of retirement.

     Pension expense for all of the above pension plans amounted to $5.212 million, $4.774 million and $3.748 million in 1993, 1992 and 1991, respectively. The net periodic pension cost for these plans in 1993, 1992 and 1991 included the following components:


                                                                    Year Ended December 31
                                                              ___________________________________

                                                                1993          1992          1991
                                                                ____          ____          ____

                                                                     (Amounts in Thousands)
Service cost - benefits earned during the period....          $ 4,842       $ 4,488       $ 3,766
Interest cost on projected benefit obligation.......            6,654         6,003         5,428
Actual return on Plan assets........................           (6,766)       (6,161)       (5,422)
Net amortization and deferral.......................              482           444           (24)
                                                              _______       _______       _______

Net pension cost....................................          $ 5,212       $ 4,774       $ 3,748
                                                              =======       =======       =======

     The funded status is reconciled to accrued pension cost included in the Company's consolidated balance sheets as of December 31, 1993 and 1992 as follows:

                                                                  Qualified Plan       Non-Qualified Plans
                                                              _____________________   ____________________

                                                                 1993        1992        1993        1992
                                                                 ____        ____        ____        ____

                                                                        (Amounts in Thousands)
   Actuarial present value of benefit obligations:
       Vested benefit obligation............................  $  64,838   $  59,109   $  14,406   $   6,555
                                                              ==========  =========   ==========  =========

       Accumulated benefit obligation.......................  $ (66,777)  $ (61,013)  $ (14,658)  $  (6,650)
       Effect of projected future compensation levels.......    (22,857)    (20,342)     (1,758)     (1,015)
                                                              __________  _________   __________  _________
       Projected benefit obligation for service rendered
         to date............................................    (89,634)    (81,355)    (16,416)     (7,665)
   Plan assets at fair value................................     83,204      75,531         --          --
                                                              __________  _________   __________  _________

   Funded status............................................     (6,430)     (5,824)    (16,416)     (7,665)
   Unrecognized net loss from past experience different
     from that assumed and effects of changes in assumptions      9,164       9,087       1,611         546
   Unrecognized portion of initial net (asset) obligation...     (7,752)     (8,859)        177         199
   Unrecognized prior service cost..........................      1,112       1,268       8,246       1,629
                                                              __________  _________   __________  _________
   Accrued pension cost recognized in consolidated
    balance sheet...........................................  $  (3,906)  $  (4,328)  $  (6,382)  $  (5,291)
                                                              ==========  =========   ==========  =========

     The unrecognized net asset relating to the qualified pension plan is being recognized over a 14 year period which began January 1, 1987. The unrecognized net loss and unrecognized prior service cost relating to the Company's pension plans are subject to amortization on a straight-line basis over the estimated average future service period of active employees expected to receive benefits under the plan. Assumptions used in the actuarial computations for the Company's pension plans were as follows:

                                                             1993        1992      1991
                                                             ____        ____      ____
     Discount rate.....................................      7.5%        7.5%      7.5%
     Rate of increase in compensation levels...........      6.0         6.0       6.0
     Expected long-term rate of return on assets.......      7.5         7.5       7.5

In addition to providing pension benefits, the Company and its subsidiaries provide certain health care and life insurance benefits to retired employees under a defined benefit plan. Employees may become eligible for these benefits if they have accumulated ten years of service and reach normal or early retirement age while working for the Company. The postretirement benefit plan contains cost-sharing features such as deductibles and coinsurance, and contributions of certain retirees are subject to annual adjustment. It is the Company's current policy to fund these benefits, which are provided through an insurance contract with a life insurance subsidiary of the Company, on a "pay as you go" basis.

Effective as of January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 106 requires that an employer's obligation for non-pension plan benefits provided after retirement be recognized by income statement charges during the service periods of eligible employees rather than on a cash basis as permitted by previously established accounting standards. The Company elected to recognize the initial obligation under the Statement, representing the present value of future benefits attributed to service already rendered by eligible employees as of January 1, 1992, by means of a one-time charge to net income for cumulative effect of the accounting change. This initial obligation, and the consequent charge, amounted to $57.6 million before applicable taxes. Excluding this one-time charge, the cost of non-pension postretirement benefits for 1992 was approximately $2 million. Postretirement benefit costs of approximately $2 million in 1991, which were recorded on a cash basis, have not been restated.

     During 1993, the Company's non-pension postretirement benefit program was modified in several respects, including the establishment of a maximum dollar cap on amounts to be paid by the Company for future increases in the cost of retiree health benefits. These plan amendments resulted in an unrecognized reduction in prior service cost, which is being amortized over the remaining average service period to full eligibility for benefits of the active
participants.   Excess gains  or losses  are being  amortized over  the average remaining service period to full eligibility for benefits of the active participants.

The funded status of the non-pension postretirement benefit program as of December 31, 1993 and 1992 is reconciled to accrued postretirement benefit cost as follows:

                                                           1993            1992
                                                           ____            ____

                                                         (Amounts in Thousands)
      Accumulated postretirement benefit obligation:

        Retirees.................................       $(18,982)       $(36,491)
        Fully eligible active plan participants..         (4,893)         (8,835)
        Other active plan participants...........         (7,949)        (16,515)
                                                        ________        ________

           Total.................................        (31,824)        (61,841)
        Plan assets..............................            --              --
                                                        ________        ________

           Funded status.........................        (31,824)        (61,841)
        Unrecognized net (gain) or loss..........        (11,752)            --
        Unrecognized prior service cost..........        (14,329)            --
                                                        ________        ________

        Accrued postretirement benefit cost......       $(57,905)       $(61,841)
                                                        ========        ========

Net periodic postretirement benefit cost for 1993 included the following components:

                                                       (Amounts in Thousands)


Service cost - benefits earned during the year........         $1,068
Interest cost on accumulated postretirement
  benefit obligation..................................          2,198
Net amortization and deferral.........................         (1,162)
                                                               ______
Net periodic postretirement benefit cost..............         $2,104
                                                               ======

The non-pension postretirement benefit cost for the year 1992 was comprised primarily of "interest cost." For measurement purposes, a 14 percent annual rate of increase in the per-capita cost of covered health benefits (ie., health care cost trend rate) was assumed for 1993; the rate was assumed to decrease gradually to 6 percent by the year 1997 and remain at that level thereafter. The assumed health care cost trend rate does not have a significant effect on the amounts reported in accordance with Statement No. 106 due to the maximum dollar cap adopted. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $94 thousand and the aggregate of the service and interest cost components of 1993 net periodic postretirement benefit cost by $7 thousand. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at both December 31, 1993 and 1992.

Note 6.  Capital Stock

      Non-Redeemable Preferred Stocks

     The $4.50 Series A Convertible Preferred Stock ($1.00 par value; authorized and issued as of December 31, 1993, 4,815 shares; December 31, 1992, 5,627 shares; December 31, 1991, 6,420 shares) is carried at involuntary liquidating value of $100 per share in the financial statements; is entitled to cumulative annual dividends of $4.50 per share; may be redeemed in whole or in part at the option of the Company at $100 per share; and is convertible at any time into Common Stock at a conversion price which at December 31, 1993 was $12.49 per share (each share of Series A Stock valued at $100), subject to adjustment under a formula intended to protect against dilution in certain events. Holders are entitled to vote together with the Common Stock and Series B Convertible Preferred Stock as one class on the basis of one vote per share and to vote as a class upon the election of two directors during any period in which four quarterly dividends (whether or not consecutive) are in default.

     The $5.00 Series B Convertible Preferred Stock ($1.00 par value; authorized and issued as of December 31, 1993, 2,050 shares; December 31, 1992, 2,251 shares; December 31, 1991, 2,405 shares) is carried at involuntary liquidating value of $50 per share in the financial statements; is entitled to cumulative annual dividends of $5.00 per share; may be redeemed in whole or in part at the option of the Company at $100 per share; and is convertible at any time into Common Stock at a conversion price which at December 31, 1993 was $12.51 per share (each share of Series B Stock valued at $100), subject to adjustment under a formula intended to protect against dilution in certain events. Voting rights are the same as those of holders of Series A Stock.

     The Preferred Stock, undesignated ($1.00 par value; authorized as of December 31, 1993, 10,793,135 shares, issued none), may be issued by authorization of the Board of Directors without further approval of shareholders. The Board has broad powers to fix the terms of such issues subject to the limit that the aggregate of all amounts which may be paid to holders of all of the series of Preferred Stock upon the involuntary liquidation, dissolution or winding up of the Company cannot exceed $100 times the number of such shares plus accrued unpaid dividends.

      Common Stock

     The outstanding shares of Common Stock (par value $1.00 per share; authorized, as of December 31, 1993: 60,000,000 shares; December 31, 1992 and 1991: 40,000,000 shares; issued, including treasury shares, as of December 31, 1993, 38,308,823 shares; December 31, 1992, 38,255,975 shares; December 31,
1991, 38,117,150 shares) entitle each holder to one vote per share in the election of directors and on all other matters submitted to a vote of shareholders and to such dividends and distributions as may be declared by the Board of Directors out of funds legally available. At December 31, 1993, 54,948 shares of Common Stock were reserved for issuance upon conversion of Preferred Stock. The Company sponsors, through certain of its life insurance subsidiaries, savings plans for selected general agents and producers (the "Agents Plans") providing for distribution of Common shares to participants if specified qualification and vesting requirements are satisfied. As of December 31, 1993, participant interests relating to 5,797 Common shares had vested under the Agents Plans. On July 10, 1986 the Company issued, to shareholders of record on that date, one Common Stock Purchase Right (a "Right") for each share of Common Stock owned on that date. Until the Rights become exercisable they will be represented by the stock certificates for all outstanding Common Stock including newly issued shares. Upon the occurrence of certain events specified in a Rights Agreement dated as of June 24, 1986 and amended and restated as of January 24, 1989 between the Company and Manufacturers Hanover Trust Company (predecessor to Chemical Bank) as Rights Agent, the Rights will become exercisable, separate certificates representing the Rights will be issued, and each Right will entitle the holder to purchase one half of a share of the Common Stock for $50.00. Under certain circumstances specified in the Rights Agreement each Right will entitle the holder to purchase, for one half of its then market value, publicly traded common stock of any corporation which acquires the Company; each Right will also entitle the holder, with certain exceptions specified in the Rights Agreement, to purchase $150.00 worth of the Common Stock for $75.00. As of December 31, 1993 the Rights had not become exercisable.

     The Company also sponsors a Dividend Reinvestment and Stock Purchase Plan which enables holders of the Company's Common Stock to invest cash dividends and optional cash payments in additional shares of the Common Stock. In 1993, 1992 and 1991, respectively, 25,689, 29,523 and 34,430 shares of the Common Stock had been sold pursuant to the Dividend Reinvestment and Stock Purchase Plan.


     Treasury Stock

     At December 31, 1993, there were 15,650,354 shares of Common Stock held in treasury. During 1993, 65,666 Common shares were acquired, at an aggregate cost of $2.6 million, and 168,811 Common shares, with an aggregate cost of $3.2 million, were utilized for certain employee, director, and agent benefit plans and for the Dividend Reinvestment and Stock Purchase Plan of USLIFE Corporation. At December 31, 1992, treasury stock consisted of 15,753,499 Common shares.


Note 7.  Stock Options, Book Units and Restricted Stock Plan

     In May, 1991, the Company adopted a stock option plan (the "1991 Stock Option Plan") for key employees to replace the previous stock option plan under which options could no longer be granted. Under the 1991 Stock Option Plan, a maximum of 1,050,000 shares of the Company's common stock may be issued upon the exercise of stock options which may be granted pursuant to the Plan. The
1991 Stock Option Plan also provides for "Reload" options, which are automatically granted to a participant upon the exercise of an option if the participant uses previously owned shares to pay for the option shares. Reload options will be for the number of previously-owned shares delivered upon the employee's exercise of an option. Under the 1991 Stock Option Plan, the purchase price of shares subject to each option will be not less than 100% of their fair market value at the time of the grant of the option. No options may be granted under the 1991 Stock Option Plan after May 20, 2001.

     No option granted under the Company's stock option plans is exercisable in whole or in part in less than six months from the date of grant. Each option may be exercisable in one or more installments as provided therein. To the extent such options are not exercised, installments accumulate to the total granted and are exercisable in whole or in part at any time during the term of the option. This term shall be set forth in the option but in no event is an option exercisable, in whole or in part, after the expiration of ten years from the date of grant. The 1991 Stock Option Plan provides that in the event of a Change in Control (as defined in the Plan), all outstanding options granted under that Plan which have been held for at least six months from the date of grant shall become immediately exercisable.

     As of December 31, 1993, the Company had outstanding options to its employees (including officers) for purchase of shares of its Common Stock as follows:

                                                                               Average
             Number of   Number of                                           Option Price
             Employees    Shares              Expiration Dates                 per Share
             _________   _________            ________________               ____________

                140      1,038,445    March 27, 1994 - October 26, 2003         $31.10

     A summary of activity under all stock option plans for the three years ended December 31, 1993 is presented below:

                                                 Number                    Option Prices
                                                                  ________________________________
                                                   of                                 Aggregate
                                                 Shares              Per Share      (in Thousands)
                                                 ______           _______________   ______________
        Outstanding, December 31, 1990........   963,311          $13.75 - $29.50        $23,980
             Exercised........................    87,593           13.75 -  24.08          1,805
             Terminated.......................    50,325           13.75 -  29.50          1,235
                                               _________                                 _______

        Outstanding, December 31, 1991........   825,393           13.75 -  29.50         20,940
             Granted..........................    85,500           29.08                   2,487
             Exercised........................   131,375           13.75 -  27.67          2,869
             Terminated.......................    14,269           13.75 -  27.67            298
                                               _________                                 _______

        Outstanding, December 31, 1992........   765,249           15.67 -  29.50         20,260
             Granted..........................   421,500           37.38 -  43.63         15,840
             Exercised........................   138,491           15.67 -  29.50          3,526
             Terminated.......................     9,813           15.67 -  37.38            276
                                               _________          _______________        _______

        Outstanding, December 31, 1993........ 1,038,445          $18.42 - $43.63        $32,298
                                               =========          ===============        =======


     As of December 31, 1993, options for 530,483 common shares were exercisable under all stock option plans at $18.42 to $29.50 per share. At December 31, 1993, up to 1,585,445 common shares could be issued under the Company's stock option plans. Common shares may be issued under the Company's stock option plans from shares in treasury or authorized but unissued shares.

     In May, 1976 the Company adopted a Book Unit Plan for certain key employees. Under the terms of the plan, the Board of Directors may award, at its sole discretion, one or more units to employees it has selected to become participants in the plan. No more than 600,000 units shall be outstanding under the plan at any time. The value of a unit shall be the amount by which the book value per share, as of its award date, has been increased or decreased by (a) the sum of the increases or decreases in the book value per share of the Company's common stock plus (b) dividend equivalents for subsequent years up to and including its valuation date. Accordingly, approximately $2.1 million, $1.4 million, and $1.1 million were charged to expense in 1993, 1992, and 1991, respectively.

     A summary of units outstanding under the Book Unit Plan follows:

                                       Number         Award              Valuation
Year of Grant                         of Units        Date                 Date
_____________                         ________        _____              _________
1990.............................     155,250     January 1, 1990     December 31, 1994
1992.............................     152,250     January 1, 1992     December 31, 1996
1993.............................     206,500     January 1, 1993     December 31, 1997
                                      _______


Outstanding, December 31, 1993...     514,000
                                      =======

     In May, 1989, the Company adopted a Restricted Stock Plan for certain key employees. Under the terms of the Plan, a committee of the Board of Directors may award restricted shares of common stock of the Company, up to an aggregate maximum of 1,050,000 shares, to designated Participants. The shares, when awarded, are initially non-transferable and subject to forfeiture in the event that the Participant ceases to be an employee of USLIFE or any of its subsidiaries other than by reason of death, permanent disability, retirement, or certain other specified circumstances. These restrictions generally terminate with respect to 20% of the number of shares awarded on January 1 of each of the five calendar years following the year of award, at which time the appropriate number of unrestricted shares are distributed to the Participant. For certain awards, restrictions terminate with respect to one-third of the number of shares awarded on the first, second, and third anniversaries of the award date, with similar distribution. Upon award of shares under the Plan, deferred compensation equivalent to the market value of the shares on the award date is charged to Equity Capital. Such deferred compensation is subsequently amortized by means of charges to expense over the period during which the restrictions lapse. During 1993, a total of 18,356 shares were awarded under the Plan. During 1991, a total of 16,200 previously awarded shares were forfeited pursuant to the terms of the plan. As of December 31, 1993, there were 30,356 previously awarded shares outstanding under the Plan as to which the restrictions had not yet lapsed. Expense charges recognized in 1993, 1992 and 1991 relating to these awards amounted to approximately $2.1 million, $2.0 million, and $2.0 million, respectively.


Note 8.  Leases

     In December,  1986 a  subsidiary of  the  Company  sold  its  home  office building located at 125 Maiden Lane, New York, New York, and leased back portions of the premises which are utilized as the subsidiary's principal executive offices as well as the headquarters of the Company and several other subsidiaries. A $16.9 million portion of the gain arising from the sale and leaseback transaction (net of related taxes) was deferred and is being amortized by credits to income in proportion to rental payments made in accordance with the lease commitments over a ten year period. Additionally, several subsidiaries lease office space at other locations generally for periods ranging from five to fifteen years, and certain subsidiaries utilize leased furniture and office equipment. Certain of the operating leases for office premises provide for renewal options for periods ranging from five to twenty years based on fair rental value at time of renewal, and further options relating to rental of additional office space. The minimum rental commitments for all such non-cancelable operating leases as of December 31, 1993 approximate $12.6 million in 1994, $12.4 million in 1995, $11.4 million in 1996, $6.6 million in 1997, $5.5 million in 1998, and a total of $18.4 million from 1999 to 2003. Total rental expense amounted to approximately $13.5 million, $12.4 million, and $12.0 million for the years ended December 31, 1993, 1992 and 1991, respectively.



Note 9.  Contingent Liabilities and Commitments

     A life insurance subsidiary has an outstanding standby commitment, representing a contingent obligation to replace certain borrowings in the event of default by unaffiliated borrowers, amounting to $6.8 million at December 31, 1993. The life insurance subsidiaries historically have not provided permanent financing on the major portion of such commitments. This commitment, which is not guaranteed by the parent company, will expire in 1994.

     The Company has outstanding Standby Letters of Credit with two banks representing contingent obligations to fund various trusts established in connection with certain employment contracts of management employees, the Company's Supplemental Retirement Plan, Retirement Plan for Outside Directors, and Retirement Plan, in the event of a Change in Control (as defined in the trust agreements), totalling $31 million. Additionally, in connection with the application by a life insurance subsidiary for an additional state license to transact business, USLIFE Corporation has agreed to guarantee that subsidiary's maintenance of the state's minimum capital and surplus requirements (amounting to $4.4 million at December 31, 1993) for a ten year period commencing at the effective date of such license.

     The Company and certain of its subsidiaries are involved in litigation, which originated in 1981, with a former officer of a former subsidiary of the Company. Allegations in the former officer's lawsuit include breach of the covenant of good faith and fair dealing, breach of fiduciary duty, infliction of emotional distress and malicious prosecution. Judgment was rendered in favor of the Company. That judgment is being appealed. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated, nor is it probable in the opinion of management that the ultimate outcome of this litigation will result in a liability to the Company or any of its subsidiaries.

     In April 1991, All American Life Insurance Company ("All American"), a life insurance subsidiary of the Company, commenced a lawsuit against 11 subscribers to a reinsurance pool when the reinsurers failed to honor their obligations under the reinsurance agreement. Certain of the reinsurers also filed their own lawsuits against All American. Approximately $15.8 million of reinsured claims were in dispute. All American reached settlements with the 11 reinsurers. There remain pending against All American certain cross claims for indemnification and contribution by a third party administrator and a reinsurance intermediary. In the opinion of management the ultimate resolution of this matter will not result in a material adverse financial impact upon the Company.

     In March 1992, All American terminated the right of a Managing General Agent to sell college medical insurance on behalf of All American as a result of the failure of the Managing General Agent to secure adequate reinsurance under the contract and meet other contractual obligations. All American is currently involved in litigation with this former Managing General Agent, who has declared bankruptcy, and All American has taken a charge of $10.6 million (after applicable taxes) to establish a reserve for amounts receivable from the Managing General Agent. No contingent loss has been accrued for this litigation because the amount of additional loss, if any, cannot be reasonably estimated, nor is it probable in the opinion of management that the ultimate outcome of this litigation will result in a liability to the Company or any of its subsidiaries.

     In June 1993, a purported class action was filed against three of the Company's subsidiaries alleging that the class members were entitled to premium refunds on policies of credit life and disability insurance purchased from the three subsidiaries. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

     In addition to the aforementioned legal proceedings, the Company and its subsidiaries are parties to various routine legal proceedings incidental to the conduct of their business. Based on currently available information, in the opinion of management it is not probable that the ultimate resolution of these suits will result in a material liability on the part of the Company.


Note 10.  Reinsurance

     The life insurance subsidiaries reinsure with other companies portions of the risks they underwrite and assume portions of risks on policies underwritten by other companies. The life insurance subsidiaries generally reinsure risks over $1.5 million as well as selected risks of lesser amounts. In this connection, $7.5 billion, representing 6 percent of total life insurance in force as of December 31, 1993, was ceded to other carriers. Reinsurance contracts do not relieve the Company from its obligations to policyholders, and the Company is contingently liable with respect to insurance ceded in the event any reinsurer is unable to meet the obligations which have been assumed.

The Company's consolidated financial statements for 1993 reflect the adoption of Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Pursuant to the standards of SFAS 113, amounts paid for or recoverable under reinsurance contracts, including amounts previously reported as a reduction of various liability accounts as permitted under previous accounting standards, are included in total assets as reinsurance receivable or recoverable amounts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Financial statements of previous years were not restated as a result of the adoption of SFAS 113.

The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                 Year Ended
                                              December 31, 1993
                                           _______________________

                                           (Amounts in Thousands)


    Premiums, before reinsurance ceded.........    $1,021,694
    Premiums ceded.............................        77,388
                                                   __________
    Net premiums...............................    $  944,306
                                                   ==========


    Other considerations, before reinsurance
       ceded...................................      $166,477
    Other considerations ceded.................        12,938
                                                     ________
    Net other considerations...................      $153,539
                                                     ========



    Benefits to policyholders and beneficiaries,
      before reinsurance recoveries............      $794,640
    Reinsurance recoveries.....................        57,309
                                                     ________
    Benefits to policyholders and beneficiaries,
      net of reinsurance recoveries............      $737,331
                                                     ========

     A summary of reinsurance activity for the three years ended December 31, 1993 is presented below:

                                                                                                 Percentage
                                                        Ceded to      Assumed                    of Amount
                                             Gross        Other     From Other         Net        Assumed
                                            Amount      Companies    Companies       Amount        to Net
                                            ______      _________    _________       ______      _________

                                                              (Amounts in Thousands)
Year Ended December 31, 1993
    Life insurance in force.............. $110,549,368   $7,516,633  $14,462,410  $117,495,145      12.3%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    458,492   $   40,728  $    37,406  $    455,170       8.2
       Accident and health insurance.....      524,448       36,660        1,348       489,136       0.3
                                          ____________   __________  ___________  ____________      ____

            Total premiums............... $    982,940   $   77,388  $    38,754  $    944,306       4.1%
                                          ============   ==========  ===========  ============      ====

Year Ended December 31, 1992
    Life insurance in force.............. $103,962,571   $7,985,272  $11,037,473  $107,014,772      10.3%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    444,407   $   46,568  $    28,782  $    426,621       6.7
       Accident and health insurance.....      536,905       39,006        1,874       499,773       0.4
                                          ____________   __________  ___________  ____________      ____

            Total premiums............... $    981,312   $   85,574  $    30,656  $    926,394       3.3%
                                          ============   ==========  ===========  ============      ====

Year Ended December 31, 1991
    Life insurance in force.............. $ 97,550,025   $7,989,705  $10,318,427  $ 99,878,747      10.3%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    437,945   $   58,045   $   28,630  $    408,530       7.0
       Accident and health insurance.....      474,822       44,661        1,567       431,728       0.4
                                          ____________   __________   __________  ____________       ___

            Total premiums............... $    912,767   $  102,706   $   30,197  $    840,258       3.6%
                                          ============   ==========   ==========  ============       ===

     The estimated amounts of reinsurance recoverable on paid and unpaid claims included in the Consolidated Balance Sheets as of December 31, 1993 and 1992 are as follows:

                                                                December 31
                                       __________________________________________________________

                                                    1993                        1992
                                       _____________________________  ___________________________

                                            Paid          Unpaid         Paid         Unpaid
                                           Claims         Claims        Claims        Claims
                                           ______         ______        ______        ______

                                                         (Amounts in Thousands)
    Life insurance....................   $   8,460      $   7,907      $   2,665    $   7,704
    Accident and health insurance.....       3,454          3,930          5,611        3,985
                                         _________      _________      _________    _________

         Total........................   $  11,914      $  11,837      $   8,276    $  11,689
                                         =========      =========      =========    =========

The amount included in the consolidated balance sheet at December 31, 1993 for "Other reinsurance recoverable" includes the estimated amounts recoverable on unpaid claims as indicated above as well as prepaid reinsurance premiums. For periods prior to 1993, these amounts were netted against the related insurance liabilities in accordance with previous accounting standards.

Note 11.  Investment Securities

     The investments of the Company at December 31, 1993 are summarized as follows:

                                                                              Value based    Amount
                                                                               on market    at which
                                                                              quotations  shown in the
                                                                              at balance     balance
                       Type of Investment                           Cost      sheet date      sheet
                       __________________                           ____      __________  ____________

                                                                         (Amounts in Thousands)
    Bonds and notes:
         United States Government and government
          agencies and authorities...........................     $   95,895   $   99,688   $   95,871
         States, municipalities and political sub-divisions..         25,060       25,695       24,988
         Foreign government..................................        178,894      190,018      178,850
         Public utilities....................................      1,282,262    1,367,189    1,280,753
         All other corporate.................................      3,147,271    3,396,073    3,122,569
                                                                  __________   __________   __________
           Total bonds and notes.............................      4,729,382    5,078,663    4,703,031
    Redeemable preferred stocks..............................         48,650       53,361       48,650
                                                                  __________   __________   __________
           Total fixed maturities............................      4,778,032    5,132,024    4,751,681
                                                                  __________   __________   __________

    Common stocks:
         Banks, trust and insurance companies................            807          558          558
         Industrial, miscellaneous and all other.............          1,241          936          936
                                                                  __________   __________   __________

           Total common stocks...............................          2,048        1,494        1,494
    Non-redeemable preferred stocks..........................          7,186        7,711        7,711
                                                                  __________   __________   __________

           Total equity securities...........................          9,234        9,205        9,205
                                                                  __________   __________   __________

           Total fixed maturities and equity securities......      4,787,266   $5,141,229    4,760,886
                                                                  __________   ==========   __________

    Mortgage loans on real estate............................        387,414                   361,095
                                                                  __________                __________

    Real estate:
         Investment properties...............................         24,685                    18,409
         Acquired in satisfaction of debt....................         38,918                    25,025
                                                                  __________                __________

           Total real estate.................................         63,603                    43,434
                                                                  __________                __________

    Policy loans.............................................        282,090                   282,090
    Other long term investments..............................         66,280                     7,534
    Short term investments...................................         68,124                    68,124
                                                                  __________                __________

           Total invested assets.............................      5,654,777                 5,523,163
    Cash on hand and in demand accounts......................         60,321                    60,321
    Restricted funds held in escrow, etc. ...................          1,040                     1,040
                                                                  __________                __________

           Total cash and invested assets....................     $5,716,138                $5,584,524
                                                                  ==========                ==========



     Based on book value, assets categorized as "non-income producing" for the 12 months ended December 31, 1993 included in fixed maturities, mortgage loans, real estate investment properties, and real estate acquired in satisfaction of debt amounted to $16.3 million, $13.5 million, $4.9 million and $8.9 million, respectively.

Note 12.  Net Investment Income

     The details of consolidated net investment income for the three years ended December 31, 1993 follow:

                                                         Year Ended December 31
                                                      _____________________________

                                                        1993      1992      1991
                                                        ____      ____      ____

                                                         (Amounts in Thousands)
         Investment income:
           Equity securities........................  $  1,228  $  1,984  $  2,026
           Mortgage loans...........................    36,313    38,111    41,397
           Real estate..............................     6,456     6,448     6,670
           Policy loans.............................    18,495    18,379    17,930
           Fixed maturities, short term
             investments, and other investments.....   393,181   360,449   305,774

                                                      ________  ________  ________

               Total investment income..............   455,673   425,371   373,797
                                                      ________  ________  ________

         Investment expenses:
           Salaries and wages.......................       818       831       795
           Real estate depreciation.................     1,316     1,495     1,619
           Real estate repairs, expenses, taxes.....     5,902     5,067     5,081
           Taxes (excluding real estate), and
             other expenses.........................     2,991     3,542     4,726
                                                      ________  ________  ________

               Total investment expenses............    11,027    10,935    12,221
                                                      ________  ________  ________

                 Net investment income..............  $444,646  $414,436  $361,576
                                                      ========  ========  ========

Note 13. Supplementary Insurance Information

     Supplementary data relating to the life insurance industry segment of the Company for the three years ended December 31, 1993 is presented below.

                       Year Ended December 31, 1993          Year Ended December 31, 1992
                    __________________________________   _____________________________________

                                  Non-                                   Non-
                     Life      Reportable                 Life       Reportable
                   Insurance  Segments and               Insurance   Segments and
                   Industry  Consolidating               Industry   Consolidating
                   Segment    Adjustments  Consolidated  Segment     Adjustments  Consolidated
                   __________  _________    __________   _________   ___________  ____________


                                                                (Amounts in Thousands)
Deferred policy
 acquisition
    costs........  $  741,927  $      -     $  741,927   $  705,854  $      -     $  705,854
                   ==========  =========    ==========   ==========  =========    ==========

Future policy
 benefits:

  Life...........  $1,196,265  $      -     $1,196,265   $1,110,757  $      -     $1,110,757
  Accident and
   health........     257,192         -        257,192      197,533         -        197,533
                   __________  _________    __________   __________  _________    __________

   Total.........  $1,453,457  $      -     $1,453,457   $1,308,290  $      -     $1,308,290
                   ==========  =========    ==========   ==========  =========    ==========

Policyholder
 account balances
 for universal
 life-type and
 investment
 contracts.......  $3,322,265  $      -     $3,322,265   $2,850,037  $      -     $2,850,037
                   ==========  =========    ==========   ==========  =========    ==========

Other policy
 claims and
 benefits
 payable.........  $  211,483  $    (371)   $  211,112   $  230,235  $  (5,902)   $  224,333
                   ==========  =========    ==========   ==========  =========    ==========

Premium income:
  Life...........  $  455,766  $    (596)   $  455,170   $  427,274  $    (653)   $  426,621
  Accident and
    health.......     494,417     (5,281)      489,136      505,713     (5,940)      499,773
                   __________  _________    __________   __________  _________    __________

    Total........  $  950,183  $  (5,877)   $  944,306   $  932,987  $  (6,593)   $  926,394
                   ==========  =========    ==========   ==========  =========    ==========

Other consider-
  ation..........  $  153,539  $      -     $  153,539   $  139,383  $      -     $  139,383
                   ==========  =========    ==========   ==========  =========    ==========

Net investment
  income.........  $  431,923  $  12,723    $  444,646   $  402,579  $  11,857    $  414,436
                   ==========  =========    ==========   ==========  =========    ==========

Realized gains
  (losses).......  $   10,835  $  (2,319)   $    8,516   $   (2,100) $    (480)   $   (2,580)
                   ==========  =========    ==========   ==========  =========    ==========

Benefits, claims,
 losses and
 settlement
 expenses........  $  961,269  $    (371)   $  960,898   $  948,936  $     320    $  949,256
                   ==========  =========    ==========   ==========  =========    ==========

Amortization of
 deferred policy
 acquisition
 costs...........  $  151,851  $      -     $  151,851   $  131,840  $      -     $  131,840
                   ==========  =========    ==========   ==========  =========    ==========

Other operating
 expenses  ......  $  264,066  $  71,652    $  335,718   $  274,156  $  69,863    $  344,019
                   ==========  =========    ==========   ==========  =========    ==========

                        Year Ended December 31, 1991
                    ___________________________________

                                  Non-
                     Life      Reportable
                   Insurance  Segments and
                   Industry   Consolidating
                   Segment    Adjustments  Consolidated
                   __________  _________    __________




Deferred policy
 acquisition
    costs........  $  648,835  $      -     $  648,835
                   ==========  =========    ==========

Future policy
 benefits:

  Life...........  $1,091,759  $      -     $1,091,759
  Accident and
   health........     189,585         -        189,585
                   __________  _________    __________

   Total.........  $1,281,344  $      -     $1,281,344
                   ==========  =========    ==========

Policyholder
 account balances
 for universal
 life-type and
 investment
 contracts.......  $2,147,849  $      -     $2,147,849
                   ==========  =========    ==========

Other policy
 claims and
 benefits
 payable.........  $  223,755  $  (6,675)   $  217,080
                   ==========  =========    ==========

Premium income:
  Life...........  $  409,096  $    (566)   $  408,530
  Accident and
    health.......     436,978     (5,250)      431,728
                   __________  _________    __________

    Total........  $  846,074  $  (5,816)   $  840,258
                   ==========  =========    ==========

Other consider-
  ation..........  $  129,109  $      -     $  129,109
                   ==========  =========    ==========

Net investment
  income.........  $  351,671  $   9,905    $  361,576
                   ==========  =========    ==========

Realized gains
  (losses).......  $   (2,235) $     314    $   (1,921)
                   ==========  =========    ==========

Benefits, claims,
 losses and
 settlement
 expenses........  $  835,084  $     190    $  835,274
                   ==========  =========    ==========

Amortization of
 deferred policy
 acquisition
 costs...........  $  130,659  $      -     $  130,659
                   ==========  =========    ==========

Other operating
 expenses  ......  $  231,362  $  74,592    $  305,954
                   ==========  =========    ==========

Note 14. Condensed Financial Information of Parent Company

                                          CONDENSED BALANCE SHEETS
                                               PARENT COMPANY
                                         December 31, 1993 and 1992

                                                   ASSETS
                                                                                        1993        1992
                                                                                        ____        ____
                                                                                      (Amounts in Thousands)
 Cash and invested assets:
    Cash and certificates of deposit................................................. $    5,870  $    5,782
    Fixed maturities, other long term investments, and short term investments........     50,745      58,070
    Equity securities................................................................         87          86
    Mortgage loans...................................................................         -            1
                                                                                      __________  __________
            Total cash and invested assets...........................................     56,702      63,939
    Other receivables (net)..........................................................      6,014       4,819
    Property and equipment (net).....................................................        583         621
    Prepaid expenses, deferred charges and other assets..............................     49,442      49,864
    Investment in life insurance subsidiaries........................................  1,375,920   1,304,349
    Investment in non-life insurance subsidiaries....................................     24,058      23,132
                                                                                      __________  __________
           Total assets.............................................................. $1,512,719  $1,446,724
                                                                                      ==========  ==========

                                       LIABILITIES AND EQUITY CAPITAL

LIABILITIES:
    Federal income taxes (current and deferred)...................................... $  (19,639) $  (35,639)
    Notes payable....................................................................     65,575     177,975
    Current maturities of long-term debt.............................................    100,000          -
    Long-term debt...................................................................    349,235     349,439
    Accounts payable and accrued liabilities.........................................     51,519      64,508
                                                                                      __________  __________
            Total liabilities........................................................    546,690     556,283
                                                                                      __________  __________


NON-REDEEMABLE PREFERRED STOCKS, COMMON STOCK, AND OTHER SHAREHOLDERS' EQUITY
 ("EQUITY CAPITAL"):
    Preferred stock - Series A.......................................................        482         563
    Preferred stock - Series B.......................................................        103         113
    Preferred stock-undesignated.....................................................         -           -
    Common stock.....................................................................     38,309      38,256
    Paid-in surplus..................................................................    125,268     121,491
    Net unrealized losses on marketable equity securities............................        (29)       (165)
    Retained earnings................................................................  1,142,694   1,072,898
                                                                                      __________  __________
                                                                                       1,306,827   1,233,156
    Less: Treasury stock, at cost....................................................    339,825     340,382
          Deferred compensation......................................................        973       2,333
                                                                                      __________  __________
        Total Equity Capital.........................................................    966,029     890,441
                                                                                      __________  __________

            Total liabilities and Equity Capital..................................... $1,512,719  $1,446,724
                                                                                      ==========  ==========


                                         CONDENSED STATEMENTS OF INCOME
                                                 PARENT COMPANY

                                   For the Three Years Ended December 31, 1993

                                                                                  Year Ended December 31
                                                                           ____________________________________

                                                                              1993        1992        1991
                                                                              ____        ____        ____

                                                                                  (Amounts in Thousands)
 Net investment income...................................................    $ 5,243     $ 4,201     $ 3,912
 Dividends from subsidiaries (eliminated in consolidation)...............     82,800      74,001      58,201
 Realized gains (losses) on investments..................................         80         (93)         (7)
 Other income............................................................      7,760       7,396       7,479
                                                                             _______     _______     _______

          Total income...................................................     95,883      85,505      69,585
                                                                             _______     _______     _______
 General expenses........................................................     35,506      36,097      35,799
 Interest on notes payable...............................................      5,716       7,897      10,932
 Interest on long term debt..............................................     26,676      25,906      28,720
                                                                             _______     _______     _______
          Total expenses.................................................     67,898      69,900      75,451
                                                                             _______     _______     _______
 Income from operations before related income taxes......................     27,985      15,605      (5,866)
 Provision for income taxes..............................................    (18,806)    (18,468)    (20,359)
                                                                             _______     _______     _______
 Income before cumulative effect of accounting change
    and equity in undistributed net income of subsidiaries...............     46,791      34,073      14,493
 Cumulative effect of accounting change for years prior
    to 1992, net of applicable income taxes..............................        -       (12,562)        -
 Equity in cumulative effect of accounting change relating to
    subsidiaries, net of applicable income taxes.........................        -       (25,428)        -
 Equity in undistributed income from operations of subsidiaries..........     50,366      35,539      60,179
                                                                             _______     _______     _______

 Net income..............................................................    $97,157     $31,622     $74,672
                                                                             =======     =======     =======

                                             STATEMENTS OF CASH FLOWS
                                                  PARENT COMPANY


                                    For the Three Years Ended December 31, 1993


                                                                                     Year Ended December 31
                                                                               _________________________________

                                                                                  1993        1992        1991
                                                                                  ____        ____        ____

                                                                                     (Amounts in Thousands)
     Cash flows from operating activities:
       Net income............................................................  $  97,157   $  31,622  $   74,672
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Cumulative effect of accounting change..............................         -       20,979          -
         Equity in undistributed net income of subsidiaries..................    (50,366)    (10,111)    (60,179)
         Dividends of securities from subsidiaries...........................    (21,603)    (26,300)         -
         Deferred federal income taxes.......................................      2,979     (17,215)     (2,577)
         Depreciation and amortization.......................................      2,109       2,109       2,159
         Change in other liabilities and amounts receivable..................    (14,184)     14,538      12,391
         Change in current federal income tax liability......................     13,021     (14,807)     (4,076)
         Other, net..........................................................        716       2,195       2,490
                                                                               _________   _________  __________

              Total adjustments..............................................    (67,328)    (28,612)    (49,792)
                                                                               _________   _________  __________

                   Net cash provided by operating activities.................     29,829       3,010      24,880
                                                                               _________   _________  __________

     Cash flows from investing activities:
       Cost of investments sold, redeemed or matured:
           Fixed maturities..................................................     18,038       8,649       4,856
           Mortgage loan principal receipts..................................          1           8          23
       Expenditures for property and equipment...............................       (232)       (335)       (124)
       Cost of investments purchased:
           Fixed maturities..................................................    (15,729)     (1,249)     (4,700)
           Net (purchases) or sales of short term investments................      5,000        (825)     (4,146)
       Other, net............................................................       (396)         -           -
                                                                               _________   _________  __________

                   Net cash provided (used) in investing activities..........      6,682       6,248      (4,091)
                                                                               _________   _________  __________

     Cash flows from financing activities:
         Issuance of debt securities.........................................    300,000          -           -
         Long-term borrowings under credit facility..........................         -      150,000          -
         Increase (decrease) in notes payable................................   (112,400)     23,900      17,900
         Dividends to shareholders...........................................    (27,361)    (25,818)    (24,801)
         Acquisition of treasury stock.......................................     (2,621)     (7,256)    (17,860)
         Repayment of long-term debt.........................................   (200,000)   (150,000)         -
         Other, net..........................................................      5,959       2,966       3,111
                                                                               _________   _________  __________

                   Net cash used in financing activities.....................    (36,423)     (6,208)    (21,650)
                                                                               _________   _________  __________

           Net change in cash................................................         88       3,050        (861)
         Cash at beginning of year...........................................      5,782       2,732       3,593
                                                                               _________   _________  __________

         Cash at end of year.................................................  $   5,870   $   5,782  $    2,732
                                                                               =========   =========  ==========

Note 15. Condensed Quarterly Results of Operations (Unaudited)

     The quarterly results of consolidated operations for the two years ended December 31, 1993 are presented below (in thousands of dollars except per share amounts):

                                                       Three Months Ended                          Three Months Ended
                                             ______________________________________      ______________________________________

                                              March      June   September  December       March      June   September  December
                                             31, 1993  30, 1993  30, 1993  31, 1993      31, 1992  30, 1992  30, 1992  31, 1992
                                             ________  ________ _________  ________      ________  ________ _________  ________

 Total income............................... $382,812  $407,119  $397,445  $412,662      $360,980  $389,828  $387,089  $391,555
 Total benefits and expenses................  352,071   371,275   353,173   371,948       334,470   360,231   357,434   372,980
                                             ________  ________  ________  ________      ________  ________  ________  ________

 Income from operations
  before related income taxes...............   30,741    35,844    44,272    40,714        26,510    29,597    29,655    18,575

 Provision for income taxes.................   10,279    12,110    17,744    14,281         8,963     9,879     9,763     6,120
                                             ________  ________  ________  ________      ________  ________  ________  ________

 Income before cumulative effect of
  accounting change.........................   20,462    23,734    26,528    26,433        17,547    19,718    19,892    12,455

 Cumulative effect of accounting change.....       -         -         -         -        (37,990)       -         -         -
                                             ________  ________  ________  ________      ________  ________  ________  ________
 Net income.................................   20,462    23,734    26,528    26,433       (20,443)   19,718    19,892    12,455

 Dividends on Series C Preferred Stock......       -         -         -         -             66        65        66        -
                                             ________  ________  ________  ________      ________  ________  ________  ________

 Net income applicable to common and
   common equivalent shares................. $ 20,462  $ 23,734  $ 26,528  $ 26,433      $(20,509) $ 19,653  $ 19,826  $ 12,455
                                             ========  ========  ========  ========      ========  ========  ========  ========



 INCOME PER SHARE:

     Income before cumulative effect of
      accounting change...................   $    .90  $   1.03  $   1.16  $   1.16      $    .77  $    .86  $    .88  $    .54

      Cumulative effect of accounting
       change.............................         -         -         -         -          (1.67)       -         -         -
                                             ________  ________  ________  ________      ________  ________  ________  ________

     Net income...........................   $    .90  $   1.03  $   1.16  $   1.16      $   (.90) $    .86  $    .88  $    .54
                                             ========  ========  ========  ========      ========  ========  ========  ========