Form 10-K/A
period 1993-12-31
USLIFE CORP
filed 1994-04-05
CIK 102420

_______________________________________________________________________________
_______________________________________________________________________________

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-K/A
                                Amendment No. 1

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

                        USLIFE Corporation

                            Form 10K/A
            For the Fiscal Year Ended December 31, 1993
                          Amendment No. 1

                               INDEX


                                                           Page No.
                                                           ________

Signatures..............................................         3

Amendments:

  Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.........................         4

  EDGAR Exhibit 99, Index to Exhibits...................        10

  Inclusion of the following Exhibit:

    99 (i)  Annual Report on Form 11-K of USLIFE
            Corporation Employee Savings and
            Investment Plan for the plan year ended
            December 31, 1993...........................        17

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 1, 1994


                                   USLIFE Corporation
                        _________________________________________

                                      (Registrant)



                     by  /s/ Greer F. Henderson
                        _________________________________________


                        Greer F. Henderson
                        Vice Chairman and Chief Financial Officer

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
               41).

     99 (i) - Annual Report on Form 11-K of USLIFE Corporation Employee Savings and Investment Plan for the plan year ended December 31, 1993.

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

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549




              __________________________________________________



                                   EXHIBITS

                                  FILED WITH

                          Annual Report on Form 10-K

                  For the Fiscal Year Ended December 31, 1993


              __________________________________________________





                              USLIFE Corporation

                              USLIFE Corporation
                               Index to Exhibits

     Exhibit
      Number                        Exhibit
     _______                        _______

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

                              USLIFE Corporation
                               Index to Exhibits

     Exhibit
      Number                        Exhibit
     _______                        _______

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

                              USLIFE Corporation
                               Index to Exhibits

     Exhibit
      Number                        Exhibit
     _______                        _______

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

                              USLIFE Corporation
                               Index to Exhibits

     Exhibit
      Number                        Exhibit
     _______                        _______

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

                              USLIFE Corporation
                               Index to Exhibits

     Exhibit
      Number                        Exhibit
     _______                        _______

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

                              USLIFE Corporation
                               Index to Exhibits

     Exhibit
      Number                        Exhibit
     _______                        _______

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

     23 - Consent of Independent Certified Public Accountants (included in USLIFE's Annual Report on Form 10-K for the year ended December 31, 1993).

     99 (i) - Annual Report on Form 11-K of USLIFE Corporation Employee Savings and Investment Plan for the plan year ended December 31, 1993.

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

                         ITEM 14(a)3 - EXHIBIT 99 (i)
                         ____________________________




               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549



                                   Form 11-K





(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________   to   ________________



Commission file number 1-5683


A. Full title of the Plan and the address of the Plan, if different from that of the issuer named below:

            USLIFE Corporation Employee Savings and Investment Plan


B. Name of issuer of the securities held pursuant to the Plan and the address of its principal executive office:

                              USLIFE Corporation
                                125 Maiden Lane
                           New York, New York  10038

     USLIFE Corporation Employee Savings and Investment Plan


 Index to Financial Statements and Financial Statement Schedules


                                                             Page
                                                             ____

Independent Auditors' Report...............................    19

Statements of Financial Position as of
 December 31, 1993 and 1992................................    20

Statements of Income and Changes in Plan Equity
 for the three years ended December 31, 1993...............    21

Notes to Financial Statements..............................    22

Schedule I - Investments...................................   *

Schedule II - Allocation of Plan Assets and Liabilities to
 Investment Programs as of December 31, 1993 and 1992......    31

Schedule III - Allocation of Plan Income and Changes in
 Plan Equity to Investment Programs for the three years
 ended December 31, 1993...................................    35



______________________



* Schedule I has been omitted because the required information is incorporated in the financial statements or notes thereto.

              INDEPENDENT AUDITORS' REPORT
              ____________________________


The Board of Directors and Shareholders
USLIFE Corporation:



We have  audited the  financial statements  of the USLIFE
Corporation  Employee  Savings  and  Investment  Plan  as
listed in the accompanying index.  In connection with our
audits of  the financial statements, we have also audited
the  financial  statement  schedules  as  listed  in  the
accompanying  index.    These  financial  statements  and
financial statement schedules are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our  opinion, the  financial  statements  referred  to
above present  fairly,  in  all  material  respects,  the
financial position  of the  USLIFE  Corporation  Employee
Savings and  Investment Plan  as of December 31, 1993 and
1992, and  the income  and changes in its plan equity for
each of the years in the three-year period ended December
31,  1993,   in  conformity   with   generally   accepted
accounting principles.   Also in our opinion, the related
financial  statement   schedules,  when   considered   in
relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                    /s/ KPMG Peat Marwick
                                        KPMG Peat Marwick
March 25, 1994
345 Park Avenue
New York, New York

           USLIFE Corporation Employee Savings and Investment Plan
                      Statements of Financial Position
                         December 31, 1993 and 1992


         Assets                                   1993           1992
         ______                                   ____           ____

Investments, at market (Notes 1 and 6):

    USLIFE Corporation common stock           $18,158,628    $16,347,300

    Participation in Bankers Trust Company
     Discretionary Account - Short Term
     Investment Fund                            5,601,727      5,530,331

    Participation in Bankers Trust Company
     Short / Intermediate Bond Fund -
     General Employee Benefit Trust             6,160,487      5,205,468

    Participation in Bankers Trust Company
     Equity Fund - General Employee Benefit
     Trust                                      8,319,977      6,157,166

    Participation in Bankers Trust Company
     Directed Account - Short Term Investment
     Fund                                         632,871        537,859

    Loans to participants                       2,064,412      1,655,303
                                              ___________    ___________
      Total investments                        40,938,102     35,433,427

Investment income accrued                          31,067         31,039
Accrued contributions receivable:
    Participant                                       522            372
    Employer                                           -           3,048
                                              ___________    ___________

      Total accrued contributions receivable          522          3,420

                                              ___________    ___________


        Total assets                          $40,969,691    $35,467,886
                                              ===========    ===========


    Liabilities and Plan Equity
    ___________________________

Distributions to terminated and withdrawing
 participants payable                         $   114,417    $   373,717

Payable to Bankers Trust Company                       -         340,864

Forfeiture credits payable                          9,441         25,654

Payable from purchases of investments                  -             (29)
                                              ___________    ___________
        Total liabilities                         123,858        740,206

Plan equity                                    40,845,833     34,727,680
                                              ___________    ___________
        Total liabilities and plan equity     $40,969,691    $35,467,886
                                              ===========    ===========


See accompanying notes to financial statements.

            USLIFE Corporation Employee Savings and Investment Plan
                             Statements of Income
                          and Changes in Plan Equity
                  For the Three Years Ended December 31, 1993


                                      1993           1992           1991
                                      ____           ____           ____
Investment income:
   Dividends on common stock     $   565,234    $   486,409    $   423,353
   Income from pooled investment
    funds                            191,589        212,179        303,779
   Interest on loans to
    participants                     146,437        137,498        111,638
                                 ___________    ___________    ___________
Total investment income              903,260        836,086        838,770

Appreciation of USLIFE
 Corporation common stock
 distributed to terminated and
 withdrawing participants             61,870          9,460            380

Net gain on sale of securities       352,353        115,095            253

Unrealized appreciation
 of plan assets (Notes
 1 and 6)                          1,923,905      2,540,982      6,798,303
                                 ___________    ___________    ___________

                                   3,241,388      3,501,623      7,637,706
                                 ___________    ___________    ___________
Contributions (Notes 1 and 2):
   Rollover                          258,979         75,060         75,074
   Participant                     3,751,933      3,390,369      2,866,053
   Employer:
    USLIFE Corporation
     common stock                  1,097,881        947,772        598,397
    Cash                             692,655        661,050        822,774
                                 ___________    ___________    ___________
        Total contributions        5,801,448      5,074,251      4,362,298
                                 ___________    ___________    ___________
    Total additions to plan        9,042,836      8,575,874     12,000,004
                                 ___________    ___________    ___________
Distributions to terminated and
   withdrawing participants:
 USLIFE Corporation
     common stock                    310,701        115,938        159,258
 Cash                              2,613,982      2,706,071      2,366,322
                                 ___________    ___________    ___________
        Total distributions        2,924,683      2,822,009      2,525,580
                                 ___________    ___________    ___________

        Changes in plan equity     6,118,153      5,753,865      9,474,424
Plan equity:
   Beginning of year              34,727,680     28,973,815     19,499,391
                                 ___________    ___________    ___________
   End of year                   $40,845,833    $34,727,680    $28,973,815
                                 ===========    ===========    ===========


See accompanying notes to financial statements.

            USLIFE Corporation Employee Savings and Investment Plan

                         Notes to Financial Statements

(1)  Summary of Significant Accounting Policies:
     ___________________________________________

          (a) The accompanying Statements of Financial Position and Statements of Income and Changes in Plan Equity present financial information of the USLIFE Corporation Employee Savings and Investment Plan (the "Plan") on an accrual basis. The Plan consists of four funds:

                      Fund A - USLIFE Corporation Common Stock Fund Fund B - Fixed Income Fund
                      Fund C - General Equity Fund
                      Fund D - Short Term Investment Fund

          The Plan  also grants  loans to  qualified  participants,  as
          described under  "Description of  the Plan."   The  Plan  was
          established effective January 1, 1982.

          (b) Investments of the USLIFE Corporation Common Stock Fund consist primarily of common stock of USLIFE Corporation ("USLIFE"), which is stated at market value. USLIFE common stock may be purchased for the Plan, at market value, by Bankers Trust Company (the "Trustee") directly from USLIFE or in the open market. Common stock purchased from USLIFE may either be authorized but unissued shares or shares reacquired and held in USLIFE's treasury. Security transactions are recognized on the trade date. Dividend income is recorded on an accrual basis as of the ex-dividend date.

          Investments of the Fixed Income Fund consist primarily of participation in the Bankers Trust Short/Intermediate Bond Fund - General Employee Benefit Trust ("GEBT") composed principally of bonds, United States government securities and other fixed income securities of companies other than USLIFE. These investments are stated at market value.

          Investments of the General Equity Fund consist primarily of participation in the Bankers Trust Equity Fund - GEBT composed of common stocks of companies other than USLIFE. This fund also holds certain fixed income securities as temporary investments. All investments in this fund are stated at market value.

          Investments of the Short Term Investment Fund ("STIF") consist primarily of participation in the Bankers Trust Discretionary Account composed of investments in short-term securities of companies other than USLIFE. These investments are stated at market value.

     USLIFE Corporation Employee Savings and Investment Plan

                  Notes to Financial Statements

Unrealized appreciation (depreciation) for each fund at the beginning and end of each year and the net increase (decrease) for each year included in the Statements of Income and Changes in Plan Equity are as follows:


                                               1993
                       _______________________________________________________

                          Total       Fund A      Fund B     Fund C     Fund D
                          _____       ______      ______     ______     ______

Balance at beginning
  of year              $10,009,053  $ 6,366,146  $1,474,123  $2,168,784  $  --
Balance at end of year  11,932,958    7,173,774   1,839,385   2,919,799     --
                       ___________  ___________  __________  __________  _____
 Net change            $ 1,923,905  $   807,628  $  365,262  $  751,015  $  --
                       ===========  ===========  ==========  ==========  =====




                                               1992
                       _______________________________________________________

                          Total       Fund A      Fund B     Fund C     Fund D
                          _____       ______      ______     ______     ______

Balance at beginning
  of year              $ 7,468,071  $ 4,431,732  $1,198,410  $1,837,929  $  --
Balance at end of year  10,009,053    6,366,146   1,474,123   2,168,784     --
                       ___________  ___________  __________  __________  _____
 Net change            $ 2,540,982  $ 1,934,414  $  275,713  $  330,855  $  --
                       ===========  ===========  ==========  ==========  =====



                                                1991
                       _______________________________________________________

                           Total      Fund A       Fund B     Fund C    Fund D
                           _____      ______       ______     ______    ______
Balance at beginning
  of year              $   669,768  $  (735,843) $  623,565  $  782,046  $  --
Balance at end of year   7,468,071    4,431,732   1,198,410   1,837,929     --
                       ___________  ___________  __________  __________  _____
 Net change            $ 6,798,303  $ 5,167,575  $  574,845  $1,055,883  $  --
                       ===========  ===========  ==========  ==========  =====




(c)   Distributions to   terminated  and withdrawing participants
are based  upon the market  value of units and/or shares credited
to the  participants' accounts  as of  the   effective   date  of
termination or withdrawal.

(d)  Contributions made by USLIFE are reported net of forfeitures
of $96,366,  $88,566 and  $56,502 during  1993, 1992   and  1991,
respectively.

          USLIFE Corporation Employee Savings and Investment Plan

                       Notes to Financial Statements

(2)  Description of the Plan
     _______________________

     The Plan is an employee savings and investment plan for eligible employees of USLIFE Corporation and subsidiaries (the "Company").

     Under the Plan, eligible employees may contribute from a minimum of 1% to a maximum of 12% of their salary, as defined under the Plan, each pay period. The first 3% of the salary an employee contributes to the Plan is designated as the basic contribution. The next 9% of salary an employee contributes is designated as the supplemental contribution. For those employees who are not highly compensated under IRS regulations (ie., those employees earning less than $66,000, $64,245 and $62,345 in 1994, 1993 and 1992, respectively), up to 12% of the employee's salary may be contributed on a pre-tax basis under the ESP option. Those employees who are highly compensated may contribute up to 7% of salary under the Extra Savings Potential ("ESP") option. USLIFE will contribute an amount equal to 100% of the employees' basic contribution each pay period on behalf of all participating employees. All USLIFE contributions will be invested on behalf of the Plan's participants in the USLIFE Corporation Common Stock Fund. No more than $150,000, as adjusted by law, may be included in "Salary" for Plan Years after 1993. As a result, contributions by Participants and Company Contributions during the 1994 Plan Year will be limited for those employees with compensation exceeding the maximum. There are additional limitations under the Tax Reform Act of 1986 ("TRA") which are discussed below.

     Employees may designate that their contributions be invested entirely in any one of the four available funds or in 25% increments among two, three, or all four of such funds. All Participant contributions vest immediately.

     USLIFE contributions vest under a five-year graded vesting schedule which provides for 20% vesting upon the completion of the first year of participation and an additional 20% vesting upon the completion of each additional year of participation until 100% vesting is reached at the end of the fifth year of participation. 100% of USLIFE contributions may also vest, notwithstanding length of time in the Plan, under certain conditions including retirement, death, permanent disability, the acquisition of a specified percentage of the voting stock of USLIFE by another entity under stated circumstances ("acquisition"), or the occurrence of any transaction requiring the affirmative vote of 80% of the outstanding stock of the Company entitled to vote under certain circumstances ("transaction"). Such an acquisition or transaction also results in the inclusion of all severance payments in Salary

          USLIFE Corporation Employee Savings and Investment Plan

                       Notes to Financial Statements

     for purposes of the benefit calculation. The value of a Participant's account is determined using the unit value method for all Funds.

     Upon death, retirement, permanent disability, or other termination of employment, or pursuant to a Qualified Domestic Relations Order as that term is defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act or the rules thereunder, the amount credited to a Participant's account is distributed to the employee or employee's beneficiary either in an immediate single sum or in installments over a period not to exceed ten years. A Participant may withdraw from the Plan an amount credited to his account attributable to his contributions and fully vested Company contributions at any time, subject to certain restrictions regarding resumption of contributions and subsequent withdrawals. Withdrawals or distributions from the USLIFE Corporation Common Stock Fund which are made by officers of USLIFE Corporation or its subsidiaries who are subject to the short-swing profit provisions of the Securities Exchange Act of 1934 ("subject officers") will be paid in shares of USLIFE Corporation common stock, unless the
     Participant ceases further purchases of USLIFE Corporation common stock under the Plan for six months, in which case the withdrawal can be made in cash. All other Participants may elect to receive withdrawals from the USLIFE Corporation Common Stock Fund in cash or in shares of USLIFE Corporation common stock. A demonstration of financial hardship is required for a withdrawal from a Participant's vested account balance under the ESP option, unless the Participant has attained age 59-1/2 or is totally disabled as that term is defined by the Social Security Administration. A withdrawal of the earnings on ESP contributions accruing after December 31, 1988 is not permitted under any circumstances. A Participant must first seek a loan from the Plan before making a hardship withdrawal. For distributions made on or after January 1, 1993, a distributee may elect to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan. In the absence of such a request, the Plan Administrator is required to withhold 20% of the eligible rollover distribution for federal tax purposes.


     A Participant who has participated in the Plan for one year or more may borrow once in any Plan Year, after meeting certain Plan requirements, from his vested account balance provided that the total amounts borrowed and not repaid (including interest due and unpaid) do not exceed the lesser of (1) $50,000, or (2) 50% of the value of the Participant's vested account balance. For Participants with vested account balances of $100,000 or more, the maximum loan amount is $50,000 reduced by the highest outstanding loan balance during

          USLIFE Corporation Employee Savings and Investment Plan

                       Notes to Financial Statements

     the one year period ending on the day before the new loan is made. A loan which is funded in any part by the Participant's holdings in the USLIFE Corporation Common Stock Fund, for subject officers, will result in the suspension of further purchases of USLIFE Corporation common stock for six months. To comply with the interest rate requirements of the Department of Labor, the current interest rate charged on new loans for the term of the loan is changed monthly and based on the average of three or more rates charged by commercial lenders on comparable loans secured by passbook accounts. Loans to Participants are for terms of not less than one year and not more than five years, with the exception of loans for the purchase of a principal residence which may be for up to 30 years. Payments of principal and interest on such loans commence in the month following the month during which the loan proceeds are disbursed to the Participant, and are accomplished by payroll deduction from the wages of the Participant according to an amortization schedule which is established by the Administrative Committee in a nondiscriminatory manner. A loan made to a Plan Participant under this provision matures in full upon the retirement, death, or termination of employment of the Participant. A Participant may accelerate repayment at the end of any month during the term of the loan, after the loan has been in force for at least one year, provided that such repayment includes the full remaining principal together with interest to the date of repayment. A Participant may also consolidate or renegotiate an outstanding Plan loan subject to certain requirements. The Plan provides that the loan program is to be managed by the Administrative Committee in a uniform and nondiscriminatory manner and that the Administrative Committee may determine an overall limit on the amount of loans that may be provided by the Plan to all Participants at any one time and may establish such further rules and limitations as it deems appropriate.

     Any Company contributions made on behalf of a terminated employee which are not vested will be forfeited upon termination of employment and will be used to reduce the Company's future contributions to the Plan. Distributions of the USLIFE Corporation Common Stock Fund may generally be paid in cash or in shares of USLIFE common stock, pursuant to the election of the Participant (fractional shares are paid in cash); Participants who are subject to the short swing profit provisions of Section 16(b) of the Securities Exchange Act of 1934 must take any distribution from the USLIFE Corporation Common Stock Fund while employed by the Company in shares unless the distribution is being made in connection with a Qualified Domestic Relations Order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder, in which case the

          USLIFE Corporation Employee Savings and Investment Plan

                       Notes to Financial Statements

     distribution may be taken in cash. Distributions of Funds B, C, and D are paid in cash.

     As of December 31, 1993 and 1992 there were 4,854,419 and 4,601,854 total units in Fund A, 1,562,614 and 1,406,436 total units in Fund B, 1,634,931 and 1,361,194 total units in Fund C and 2,137,157 and 2,177,637 total units in Fund D, with unit values of $3.87 and $3.54, $3.91 and $3.55, $5.10 and $4.50 and $2.59 and $2.51, respectively.

     The Plan permits consideration of any bonus amounts, including those received by officers of subsidiary companies, for purposes of determining benefits derived from the Plan. Retirees and terminated employees with over $3,500 in Company contributions are permitted to defer commencement of benefits for up to sixty months. Participants subject to the short-swing profit provisions of the Securities Exchange Act of 1934 who are making a withdrawal in connection with their retirement or termination of employment may make such withdrawals in the form of cash or USLIFE common stock.
     Employees not subject to those Securities Exchange Act requirements are permitted to make any withdrawals in the form of cash or USLIFE common stock.

     The Tax Reform Act of 1986 ("TRA") made major changes which affect the provisions of the Plan. Adoption of the required plan amendments is not required until the end of 1994 if the Plan operates as if the new provisions had been formally adopted. Briefly summarized, the required amendments provide as follows: The maximum annual Extra Savings Potential ("ESP") contribution is $7,000, as adjusted by a cost of living factor for plan years after 1987. If a Participant's contribution to his ESP account and to other 401(k) plans exceeds $7,000 in 1987 or such amount as adjusted in any calendar year thereafter he may notify the Plan administrator in writing and obtain a distribution of the excess amount and any earnings thereon. The maximum annual addition to a Participant's account including all employee and Company contributions cannot exceed the lesser of 25% of compensation or $30,000, as adjusted pursuant to statute. New nondiscrimination tests contain a formula which limits the average contribution percentages of "highly compensated employees," a group which potentially includes those earning over $45,000 per year, as adjusted by law. In the event that the average contribution percentages of the highly compensated exceed the levels set in the nondiscrimination tests, the excess contributions will not be accepted, or will be returned to the affected highly compensated employees.

     USLIFE Corporation Employee Savings and Investment Plan

                  Notes to Financial Statements


(3)  Changes in Investment in USLIFE Common Stock
     ____________________________________________

Changes in investment in USLIFE common stock, at cost, for the years ended December 31, 1993 and 1992 were as follows:

                                          1993                   1992
                                  ___________________     __________________
                                   Shares       Cost      Shares       Cost
                                   ______       ____      ______       ____
 USLIFE common stock:

   Balance at January 1           450,960   $ 9,981,154   406,365   $8,538,081
   Purchases                       29,845     1,179,328    47,729    1,549,551
   Distributions to participants
     and sales of stock             7,616       175,628     3,134      106,478
                                  _______   ___________   _______   __________
   Balance at December 31         473,189   $10,984,854   450,960   $9,981,154
                                  =======   ===========   =======   ==========



(4)  Administration of the Plan
     __________________________

Under the terms of a trust agreement between the Trustee and the Plan, the Trustee manages the Plan's assets on behalf of the Plan. As of December 31, 1993 and 1992 substantially all of the Plan's assets were held by the Trustee. The USLIFE Corporation Employee Savings and Investment Trust provides that the Company will pay all administration and brokerage commission charges on purchases of USLIFE Corporation common stock for employee accounts.


(5)  Federal Income Taxes
     ____________________

In July, 1986, the Plan received an Internal Revenue Service determination stating that the Plan meets the requirements of
Section 401(a) of the Internal Revenue Code, as amended, and that the trust established thereunder is entitled to exemption from payment of Federal income taxes under provisions of Section 501(a) of the Code. Employees participating in the Plan are not taxed currently on Company contributions or on the earnings of the trust. See Note (2) of Notes to Financial Statements as to the impact of the Tax Reform Act of 1986 on certain provisions of the Plan.

     USLIFE Corporation Employee Savings and Investment Plan

                  Notes to Financial Statements

(6)  Net Unrealized Appreciation
     ___________________________

The net unrealized appreciation of the investments of the Plan at December 31, 1993, 1992 and 1991 was as follows:


                                                          1993
                                        ______________________________________
                                                                      Net
                                                                   Unrealized
                                          Cost         Market     Appreciation
                                          ____         ______     ____________


 USLIFE Corporation common stock        $10,984,854  $18,158,628   $ 7,173,774
 Participation in Bankers Trust
  Company Discretionary Account - STIF    5,601,727    5,601,727           --
 Participation in Bankers Trust
  Company Short/Intermediate Bond
  Fund - GEBT                             4,321,102    6,160,487     1,839,385
 Participation in Bankers Trust
  Company Equity Fund - GEBT              5,400,178    8,319,977     2,919,799
 Participation in Bankers Trust
  Company Directed Account - STIF           632,871      632,871           --
 Loans to participants                    2,064,412    2,064,412           --
                                        ___________  ___________   ___________

 Total investments                      $29,005,144  $40,938,102   $11,932,958
                                        ===========  ===========   ===========



                                                          1992
                                        ______________________________________
                                                                      Net
                                                                   Unrealized
                                          Cost         Market     Appreciation
                                          ____         ______     ____________


 USLIFE Corporation common stock        $ 9,981,154  $16,347,300   $ 6,366,146
 Participation in Bankers Trust
  Company Discretionary Account - STIF    5,530,331    5,530,331           --
 Participation in Bankers Trust
  Company Short/Intermediate Bond
  Fund - GEBT                             3,731,345    5,205,468     1,474,123
 Participation in Bankers Trust
  Company Equity Fund - GEBT              3,988,382    6,157,166     2,168,784
 Participation in Bankers Trust
  Company Directed Account - STIF           537,859      537,859           --
 Loans to participants                    1,655,303    1,655,303           --
                                        ___________  ___________   ___________

 Total investments                      $25,424,374  $35,433,427   $10,009,053
                                        ===========  ===========   ===========

            USLIFE Corporation Employee Savings and Investment Plan

                         Notes to Financial Statements

                                                          1991
                                        ______________________________________
                                                                      Net
                                                                   Unrealized
                                          Cost         Market     Appreciation
                                          ____         ______     ____________

 USLIFE Corporation common stock        $ 8,538,081  $12,969,813    $4,431,732
 Participation in Bankers Trust
  Company Discretionary Account - STIF    5,215,659    5,215,659         --
 Participation in Bankers Trust
  Company Short/Intermediate Bond
  Fund - GEBT                             3,079,562    4,277,972     1,198,410
 Participation in Bankers Trust
  Company Equity Fund - GEBT              2,906,049    4,743,978     1,837,929
 Participation in Bankers Trust
  Company Directed Account - STIF           273,611      273,611         --
 Loans to participants                    1,498,766    1,498,766         --
                                        ___________  ___________    __________

 Total investments                      $21,511,728  $28,979,799    $7,468,071
                                        ===========  ===========    ==========



(7)  Termination of the Plan

Although the Company expects and intends to maintain the Plan in force indefinitely, it may at any time be terminated, partially terminated or contributions thereunder discontinued by action of the Board of Directors of USLIFE. In the event of termination or partial termination of the Plan or complete discontinuance of contributions under the Plan, no contribution will be made thereafter, except for a month the last day of which coincides with or precedes such termination or discontinuance; no distribution shall be made except as provided in the Plan; the rights of all participants to the amounts credited to their accounts as of the date of such complete or partial termination or discontinuance shall be fully vested; no person shall have any right or interest except with respect to the Trust Fund, and the Trustee will continue to act until the Trust Fund will have been distributed in accordance with the Plan.

In the event of a termination of the Plan, if any balance remains after all the benefits due under any section of the Plan have been paid in full, such balance will, subject to any charge which may be made by the Trustee, be returned to the Company or its successor.


Schedule II
                                                             USLIFE Corporation Employee Savings and Investment Plan
(Page 1 of 2)
                                                        Allocation of Plan Assets and Liabilities to Investment Programs

                                                                             December 31, 1993 and 1992

                                                                                        December 31, 1993
                                                    ____________________________________________________________________

                                                                      Fund A -
                                                                      USLIFE
                                                                   Corporation     Fund B -     Fund C -       Fund D -
                                                                      Common       Fixed        General      Short Term
                                                                       Stock       Income       Equity       Investment
                   Assets                           Total Funds        Fund         Fund         Fund           Fund
                   ______                           ___________    ___________   __________   __________     __________

Investments, at market value:
   USLIFE Corporation common stock                 $18,158,628     $18,158,628   $      --    $      --      $      --
   Participation in Bankers Trust Company
    Discretionary Account - STIF                     5,601,727             --           --           --       5,601,727
   Participation in Bankers Trust Company
    Short/Intermediate Bond Fund - GEBT              6,160,487             --     6,160,487          --             --
   Participation in Bankers Trust Company
    Equity Fund -GEBT                                8,319,977             --           --     8,319,977            --
   Participation in Bankers Trust Company
    Directed Account - STIF                            632,871         625,072          --           --             --
   Loans to participants                             2,064,412             --           --           --             --
                                                   ____________    ____________  ___________  ___________    ___________
       Total investments                            40,938,102      18,783,700    6,160,487    8,319,977      5,601,727

Investment income accrued                               31,067           8,031        1,837        2,713         18,373
Accrued contributions receivable (refundable) (a):
   Participant                                             522          15,063       11,286       15,103        (40,930)
   Employer                                                --              --           --           --             --
   Inter-fund balances                                     --           63,808      (65,380)      14,095        (12,523)
                                                   ____________     ___________  ___________  ___________    ___________
       Total accrued contributions receivable              522          78,871      (54,094)      29,198        (53,453)
                                                   ____________     ___________  ___________  ___________    ___________
Remittances on participant loans
   pending investment                                      --           31,010       13,876       12,479         12,229
Loans receivable                                           --              --           --           --             --
                                                   ____________     ___________  ___________  ___________    ___________

       Total assets                                $40,969,691     $18,901,612   $6,122,106   $8,364,367     $5,578,876
                                                   ============    ============  ===========  ===========    ===========


      Liabilities and Plan Equity

Distributions to terminated and withdrawing
 participants payable (cash)                       $   114,417      $   59,210   $    9,540   $   11,842     $   25,302

Payable to Bankers Trust Company                           --              --           --           --             --

Forfeiture credits payable                               9,441           9,441          --           --             --

Payable from unallocated loan disbursements                --              --           --           --             --

Loans payable                                              --           47,951        9,202        7,459         19,088

Payable from purchases of investments                      --              --           --           --             --
                                                   ____________    ____________  ___________  ___________    ___________

       Total liabilities                               123,858         116,602       18,742       19,301         44,390
Plan equity                                         40,845,833      18,785,010    6,103,364    8,345,066      5,534,486
                                                   ____________    ____________  ___________  ___________    ___________

       Total liabilities and plan equity           $40,969,691     $18,901,612   $6,122,106   $8,364,367     $5,578,876
                                                   ============    ============  ===========  ===========    ===========

(a) Net of inter-fund receivables and payables.



Schedule II
                                        USLIFE Corporation Employee Savings and Investment Plan
(Page 1 of 2) (Continued)
                                    Allocation of Plan Assets and Liabilities to Investment Programs

                                                       December 31, 1993 and 1992

                                                            December 31, 1993
                                                    _______________________________




                                                         Loans          Inter-Fund
                                                           to         Consolidating
                   Assets                             Participants     Adjustments
                   ______                             ____________    _____________

Investments, at market value:
   USLIFE Corporation common stock                    $       --      $      --
   Participation in Bankers Trust Company
    Discretionary Account - STIF                              --             --
   Participation in Bankers Trust Company
    Short/Intermediate Bond Fund - GEBT                       --             --
   Participation in Bankers Trust Company
    Equity Fund -GEBT                                         --             --
   Participation in Bankers Trust Company
    Directed Account - STIF                                 7,799            --
   Loans to participants                                2,064,412            --
                                                      ____________     __________
       Total investments                                2,072,211            --

Investment income accrued                                     113            --
Accrued contributions receivable (refundable) (a):                           --
   Participant                                                --             --
   Employer                                                   --             --
   Inter-fund balances                                        --             --
                                                      ____________     __________
       Total accrued contributions receivable                 --             --
                                                      ____________     __________
Remittances on participant loans
   pending investment                                         --         (69,594)
Loans receivable                                              --             --
                                                      ____________     __________

       Total assets                                    $2,072,324      $ (69,594)
                                                      ============     ==========


      Liabilities and Plan Equity

Distributions to terminated and withdrawing
 participants payable (cash)                           $    8,523      $     --

Payable to Bankers Trust Company                              --             --

Forfeiture credits payable                                    --             --

Payable from unallocated loan disbursements                69,594        (69,594)

Loans payable                                             (83,700)           --

Payable from purchases of investments                         --             --
                                                      ____________     __________

       Total liabilities                                   (5,583)       (69,594)
Plan equity                                             2,077,907            --
                                                      ____________     __________

       Total liabilities and plan equity               $2,072,324      $ (69,594)
                                                      ============     ==========

(a) Net of inter-fund receivables and payables.



Schedule II
                                                             USLIFE Corporation Employee Savings and Investment Plan
(Page 2 of 2)
                                                        Allocation of Plan Assets and Liabilities to Investment Programs

                                                                             December 31, 1993 and 1992

                                                                                        December 31, 1992
                                                    ____________________________________________________________________

                                                                      Fund A -
                                                                      USLIFE
                                                                   Corporation     Fund B -     Fund C -       Fund D -
                                                                      Common       Fixed        General      Short Term
                                                                       Stock       Income       Equity       Investment
                   Assets                           Total Funds        Fund         Fund         Fund           Fund
                   ______                           ___________    ___________   __________   __________     __________

Investments, at market value:
   USLIFE Corporation common stock                 $16,347,300     $16,347,300   $    --      $    --        $    --
   Participation in Bankers Trust Company
    Discretionary Account - STIF                     5,530,331          --               82           35      5,530,214
   Participation in Bankers Trust Company
    Short/Intermediate Bond Fund - GEBT              5,205,468          --        5,205,468        --             --
   Participation in Bankers Trust Company
    Equity Fund -GEBT                                6,157,166          --            --       6,157,166          --
   Participation in Bankers Trust Company
    Directed Account - STIF                            537,859         184,601        --           --             --
   Loans to participants                             1,655,303          --            --           --             --
                                                   ____________     ___________  ___________  ___________    ___________
       Total investments                            35,433,427      16,531,901    5,205,550    6,157,201      5,530,214

Investment income accrued                               31,039          15,670       (5,080)       2,016         18,308
Accrued contributions receivable (refundable) (a):
   Participant                                             372          43,986      (78,723)      63,543        (28,434)
   Employer                                              3,048           3,048         --            --             --
                                                   ____________     ___________  ___________  ___________    ___________
       Total accrued contributions receivable            3,420          47,034      (78,723)      63,543        (28,434)
                                                   ____________     ___________  ___________  ___________    ___________
Remittances on participant loans
   pending investment                                    --             44,034      (15,694)       5,684          6,705
Loans receivable                                         --              --           --           --             --
                                                   ____________     ___________  ___________  ___________    ___________

       Total assets                                $35,467,886     $16,638,639   $5,106,053   $6,228,444     $5,526,793
                                                   ============    ============  ===========  ===========    ===========


      Liabilities and Plan Equity

Distributions to terminated and withdrawing
 participants payable (cash)                       $   373,717      $  168,967   $   78,285   $   68,705     $   31,382

Payable to Bankers Trust Company                       340,864           --          --           --             --

Forfeiture credits payable                              25,654          25,654       --           --             --

Payable from unallocated loan disbursements              --              --           --           --             --

Loans payable                                            --            162,789       31,811       31,733         38,467

Payable from purchases of investments                      (29)            (29)       --           --             --
                                                   ____________     ___________  ___________  ___________    ___________

       Total liabilities                               740,206         357,381      110,096      100,438         69,849
Plan equity                                         34,727,680      16,281,258    4,995,957    6,128,006      5,456,944
                                                   ____________     ___________  ___________  ___________    ___________

       Total liabilities and plan equity           $35,467,886     $16,638,639   $5,106,053   $6,228,444     $5,526,793
                                                   ============    ============  ===========  ===========    ===========

(a) Net of inter-fund receivables and payables.


Schedule II
                                      USLIFE Corporation Employee Savings and Investment Plan
(Page 2 of 2) (Continued)
                                 Allocation of Plan Assets and Liabilities to Investment Programs

                                                      December 31, 1993 and 1992

                                                          December 31, 1992
                                                    ______________________________




                                                        Loans          Inter-Fund
                                                          to         Consolidating
                   Assets                            Participants     Adjustments
                   ______                            ____________    _____________

Investments, at market value:
   USLIFE Corporation common stock                   $     --        $     --
   Participation in Bankers Trust Company
    Discretionary Account - STIF                           --              --
   Participation in Bankers Trust Company
    Short/Intermediate Bond Fund - GEBT                    --              --
   Participation in Bankers Trust Company
    Equity Fund -GEBT                                      --              --
   Participation in Bankers Trust Company
    Directed Account - STIF                              353,258           --
   Loans to participants                               1,655,303           --
                                                     ____________     __________
       Total investments                               2,008,561           --

Investment income accrued                                    125           --
Accrued contributions receivable (refundable) (a):
   Participant                                             --              --
   Employer                                                --              --
                                                     ____________     __________
       Total accrued contributions receivable              --              --
                                                     ____________     __________
Remittances on participant loans
   pending investment                                      --           (40,729)
Loans receivable                                         264,800       (264,800)
                                                     ____________     __________

       Total assets                                   $2,273,486      $(305,529)
                                                     ============     ==========


      Liabilities and Plan Equity

Distributions to terminated and withdrawing
 participants payable (cash)                          $   26,378      $    --

Payable to Bankers Trust Company                         340,864           --

Forfeiture credits payable                                 --              --

Payable from unallocated loan disbursements               40,729        (40,729)

Loans payable                                               --         (264,800)

Payable from purchases of investments                       --             --
                                                     ____________     __________

       Total liabilities                                 407,971       (305,529)
Plan equity                                            1,865,515           --
                                                     ____________     __________

       Total liabilities and plan equity              $2,273,486      $(305,529)
                                                     ============     ==========

(a) Net of inter-fund receivables and payables.



Schedule III
(Page 1 of 3)

                                                      USLIFE Corporation Employee Savings and Investment Plan
                                              Allocation of Plan Income and Changes in Plan Equity to Investment Programs
                                                                  For the Three Years Ended December 31, 1993

                                                                                    1993
                                              ____________________________________________________________________________________
                                                                Fund A -
                                                                USLIFE
                                                             Corporation     Fund B -     Fund C -       Fund D -
                                                                Common       Fixed        General      Short Term       Loans
                                                                 Stock       Income       Equity       Investment        to
                                              Total Funds        Fund         Fund         Fund           Fund        Participants
                                              ___________    ___________   __________   __________     __________     ____________

Investment income:
  Dividends on common stock                  $   565,234      $  565,234   $      --    $      --      $      --     $      --
  Income from pooled investment funds            191,589           7,357          494          635        182,723           380
  Interest on loans to participants              146,437          81,123       13,845       27,621         23,848           --
                                             ___________     ___________   __________   __________     __________    __________
     Total investment income                     903,260         653,714       14,339       28,256        206,571           380

Appreciation of USLIFE Corporation common
 stock distributed to terminated and
 withdrawing participants                         61,870          61,870          --           --             --            --

Net gain on sale of securities                   352,353          73,203      154,534      124,616            --            --

Unrealized appreciation
  of plan assets                               1,923,905         807,628      365,262      751,015            --            --
                                             ___________     ___________   __________   __________     __________    __________
                                               3,241,388       1,596,415      534,135      903,887        206,571           380
                                             ___________     ___________   __________   __________     __________    __________

Contributions:
  Rollover                                       258,979          31,080       82,377      107,101         38,421           --
  Participant                                  3,751,933         634,325      915,088    1,739,360        463,160           --
  Employer:
     USLIFE Corporation common stock           1,097,881       1,097,881          --           --             --            --
     Cash                                        692,655         692,655          --           --             --            --
                                             ___________     ___________   __________   __________     __________    __________

     Total contributions                       5,801,448       2,455,941      997,465    1,846,461        501,581           --
                                             ___________     ___________   __________   __________     __________    __________

Repayment of participant loans                     --            377,201      105,345      129,315        140,784      (752,645)

     Total additions to plan                   9,042,836       4,429,557    1,636,945    2,879,663        848,936      (752,265)
                                             ___________     ___________   __________   __________     __________    __________

Distributions to terminated and
 withdrawing participants:
     USLIFE Corporation common stock             310,701         310,701          --           --             --            --
     Cash                                      2,613,982       1,020,625      413,273      489,262        591,077        99,745
                                             ___________     ___________   __________   __________     __________    __________
     Total distributions                       2,924,683       1,331,326      413,273      489,262        591,077        99,745
                                             ___________     ___________   __________   __________     __________    __________

Transfer of assets to loan fund                    --           (594,479)    (116,265)    (173,341)      (180,317)    1,064,402
                                             ___________     ___________   __________   __________     __________    __________

     Changes in plan equity                    6,118,153       2,503,752    1,107,407    2,217,060         77,542       212,392
                                             ___________     ___________   __________   __________     __________    __________

Plan equity:
 Beginning of year                            34,727,680      16,281,258    4,995,957    6,128,006      5,456,944     1,865,515
                                             ___________     ___________   __________   __________     __________    __________
 End of year                                 $40,845,833     $18,785,010   $6,103,364   $8,345,066     $5,534,486    $2,077,907
                                             ===========     ===========   ==========   ==========     ==========    ==========


Schedule III
(Page 2 of 3)

                                                      USLIFE Corporation Employee Savings and Investment Plan
                                              Allocation of Plan Income and Changes in Plan Equity to Investment Programs
                                                                  For the Three Years Ended December 31, 1993

                                                                                    1992
                                              ____________________________________________________________________________________
                                                                Fund A -
                                                                USLIFE
                                                             Corporation     Fund B -     Fund C -       Fund D -
                                                                Common       Fixed        General      Short Term       Loans
                                                                 Stock       Income       Equity       Investment        to
                                              Total Funds        Fund         Fund         Fund           Fund        Participants
                                              ___________    ___________   __________   __________     __________     ____________

Investment income:
  Dividends on common stock                  $   486,409      $  486,409   $    --      $    --        $    --       $    --
  Income from pooled investment funds            212,179           6,600          982        1,571        202,558        468
  Interest on loans to participants              137,498          62,230       18,770       28,107         28,391         --
                                             ___________      __________   __________   __________     __________    __________
     Total investment income                     836,086         555,239       19,752       29,678        230,949        468

Appreciation of USLIFE Corporation common
 stock distributed to terminated and
 withdrawing participants                          9,460           9,460        --           --             --            --

Net gain on sale of securities                   115,095           --          53,359       61,736          --            --

Unrealized appreciation
  of plan assets                               2,540,982       1,934,414      275,713      330,855          --            --
                                             ___________      __________   __________   __________     __________    __________
                                               3,501,623       2,499,113      348,824      422,269        230,949        468
                                             ___________      __________   __________   __________     __________    __________

Contributions:
  Rollover                                        75,060           1,562       33,845       17,270         22,383         --
  Participant                                  3,390,369         491,946      745,687    1,287,742        864,994         --
  Employer:
     USLIFE Corporation common stock             947,772         947,772        --           --             --            --
     Cash                                        661,050         661,050        --           --             --            --
                                             ___________      __________   __________   __________     __________    __________

     Total contributions                       5,074,251       2,102,330      779,532    1,305,012        887,377         --
                                             ___________      __________   __________   __________     __________    __________

Repayment of participant loans                     --            258,037       61,922      101,790        102,060      (523,809)

     Total additions to plan                   8,575,874       4,859,480    1,190,278    1,829,071      1,220,386      (523,341)
                                             ___________      __________   __________   __________     __________    __________

Distributions to terminated and
 withdrawing participants:
     USLIFE Corporation common stock             115,938         115,938        --           --             --            --
     Cash                                      2,706,071       1,122,633      393,254      353,124        771,193        65,867
                                             ___________      __________   __________   __________     __________    __________
     Total distributions                       2,822,009       1,238,571      393,254      353,124        771,193        65,867
                                             ___________      __________   __________   __________     __________    __________

Transfer of assets to loan fund                    --           (489,169)    (109,797)    (138,831)      (154,783)      892,580
                                             ___________      __________   __________   __________     __________    __________

     Changes in plan equity                    5,753,865       3,131,740      687,227    1,337,116        294,410       303,372
                                             ___________      __________   __________   __________     __________    __________

Plan equity:
 Beginning of year                            28,973,815      13,149,518    4,308,730    4,790,890      5,162,534     1,562,143
                                             ___________      __________   __________   __________     __________    __________
 End of year                                 $34,727,680     $16,281,258   $4,995,957   $6,128,006     $5,456,944    $1,865,515
                                             ===========      ==========   ==========   ==========     ==========    ==========


Schedule III
(Page 3 of 3)

                                                        USLIFE Corporation Employee Savings and Investment Plan
                                                Allocation of Plan Income and Changes in Plan Equity to Investment Programs
                                                                    For the Three Years Ended December 31, 1993

                                                                                    1991
                                              ____________________________________________________________________________________
                                                                Fund A -
                                                                USLIFE
                                                             Corporation     Fund B -     Fund C -       Fund D -
                                                                Common       Fixed        General      Short Term       Loans
                                                                 Stock       Income       Equity       Investment        to
                                              Total Funds        Fund         Fund         Fund           Fund       Participants
                                              ___________    ___________   __________   __________     __________   _____________

Investment income:
  Dividends on common stock                 $   423,353     $   423,353   $     --     $     --       $     --      $     --
  Income from pooled investment funds           303,779           8,468        3,624        3,671        287,758           258
  Interest on loans to participants             111,638          44,535       16,880       20,241         29,982          --
                                            ____________    ____________  ___________  ___________    ___________   ___________
     Total investment income                    838,770         476,356       20,504       23,912        317,740           258

Appreciation of USLIFE Corporation common
 stock distributed to terminated and
 withdrawing participants                           380             380         --           --             --            --

Net gain on sale of securities                      253            --            253         --             --            --

Unrealized appreciation
  of plan assets                              6,798,303       5,167,575      574,845    1,055,883           --            --
                                            ____________    ____________  ___________  ___________    ___________   ___________
                                              7,637,706       5,644,311      595,602    1,079,795        317,740           258
                                            ____________    ____________  ___________  ___________    ___________   ___________

Contributions:
  Rollover                                       75,074            --         21,604       18,135         35,335          --
  Participant                                 2,866,053         126,655      849,833      790,622      1,098,943          --
  Employer:
     USLIFE Corporation common stock            598,397         598,397         --           --             --            --
     Cash                                       822,774         822,774         --           --             --            --
                                            ____________    ____________  ___________  ___________    ___________   ___________

     Total contributions                      4,362,298       1,547,826      871,437      808,757      1,134,278          --
                                            ____________    ____________  ___________  ___________    ___________   ___________

Repayment of participant loans                     --           222,229       58,659       92,384         87,156      (460,428)

     Total additions to plan                 12,000,004       7,414,366    1,525,698    1,980,936      1,539,174      (460,170)
                                            ____________    ____________  ___________  ___________    ___________   ___________

Distributions to terminated and
 withdrawing participants:
     USLIFE Corporation common stock            159,258         159,258         --           --             --            --
     Cash                                     2,366,322         826,631      361,502      457,517        624,843        95,829
                                            ____________    ____________  ___________  ___________    ___________   ___________
     Total distributions                      2,525,580         985,889      361,502      457,517        624,843        95,829
                                            ____________    ____________  ___________  ___________    ___________   ___________

Transfer of assets to loan fund                    --          (358,178)     (83,993)    (118,002)      (139,364)      699,537
                                            ____________    ____________  ___________  ___________    ___________   ___________

     Changes in plan equity                   9,474,424       6,070,299    1,080,203    1,405,417        774,967       143,538
                                            ____________    ____________  ___________  ___________    ___________   ___________

Plan equity:
 Beginning of year                           19,499,391       7,079,219    3,228,527    3,385,473      4,387,567     1,418,605
                                            ____________    ____________  ___________  ___________    ___________   ___________
 End of year                                $28,973,815     $13,149,518   $4,308,730   $4,790,890     $5,162,534    $1,562,143
                                            ============    ============  ===========  ===========    ===========   ===========

                  CONSENT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders
USLIFE Corporation:



We consent to incorporation by reference in Registration Statements Nos. 2-75011 and 33-13999 on Form S-8 of USLIFE Corporation of our report dated March 25, 1994, relating to the statements of financial position of the USLIFE Corporation Employee Savings and Investment Plan as of December 31, 1993 and 1992, and the related statements of income and changes in plan equity for each of the years in the three-year period ended December 31, 1993, and related financial statement schedules, which report appears in the December 31, 1993 annual report on Form 11-K of the Plan.




                                      /s/ KPMG Peat Marwick
                                          KPMG Peat Marwick


March 25, 1994
345 Park Avenue
New York, New York