Form 10-Q
period 1994-03-31
USLIFE CORP
filed 1994-05-12
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994      or
                               ______________

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission file number 1-5683
                       ______


                          USLIFE Corporation
______________________________________________________________________

        (Exact name of registrant as specified in its charter)


            New York                                   13-2578598
___________________________________                ___________________

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


125 Maiden Lane, New York, New York                       10038
___________________________________                ___________________

(Address of principal executive                         (Zip Code)
 offices)


Registrant's telephone number, including area code      (212) 709-6000
                                                       _______________

                                 NONE
______________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


 Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X      No
          _______     _______

The number of shares outstanding of the Registrant's Common Stock as of May 2, 1994 was 22,898,398.

                       USLIFE Corporation

                             INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  March 31, 1994 and December 31, 1993...................      3

  Summary Statements of Consolidated Net Income -
  For the Three Months Ended March 31, 1994 and 1993.....      5

  Statements of Consolidated Cash Flows -
  For the Three Months Ended March 31, 1994 and 1993.....      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     12

  Other Financial Information............................     22


Part II - Other Information..............................     23


Signatures...............................................     25

                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                   March 31, 1994 and December 31, 1993
           (Dollar amounts in thousands except per share data)


                                                  March 31, 1994       December 31, 1993
                                                  ______________       _________________
Assets
______

Cash:

  On hand and in demand accounts.............         $   49,753           $   60,321

  Restricted funds held in escrow, etc. .....              3,481                1,040
                                                      __________           __________

                                                          53,234               61,361
                                                      __________           __________

Invested assets (Notes 1 and 2):

  Fixed maturities available for sale:
   At market (cost, $4,839,846)..............          4,924,296                 --
   At lower of aggregate amortized cost or
    market (market, $5,132,024)..............                --             4,751,681

  Equity securities, at market (cost,
   March 31, 1994, $9,155; December
   31, 1993, $9,234).........................              8,603                9,205

  Mortgage loans.............................            342,860              361,095

  Policy loans...............................            283,212              282,090

  Real estate................................             47,119               43,434

  Other long term investments................              7,526                7,534

  Short term investments.....................            128,988               68,124
                                                      __________           __________

    Total invested assets....................          5,742,604            5,523,163

                                                      __________           __________

    Total cash and invested assets...........          5,795,838            5,584,524
                                                      __________           __________

Deferred policy acquisition costs
  (Notes 1 and 2)............................            709,614              741,927

Other receivables (net)......................            327,634              310,573

Property and equipment (net of accumulated
  depreciation of $35,502 at March 31,
  1994 and $34,444 at December 31, 1993).....             13,503               13,756

Prepaid expenses, deferred charges and
     other assets............................             88,059               89,461
                                                      __________           __________

     Total assets............................         $6,934,648           $6,740,241
                                                      ==========           ==========


See accompanying notes to financial statements.

                      USLIFE Corporation and Subsidiaries

                    Consolidated Balance Sheets (Unaudited)
                     March 31, 1994 and December 31, 1993
              (Dollar amounts in thousands except per share data)
                                  (Continued)


                                                                March            December
                                                               31, 1994          31, 1993
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,455,563        $1,453,457
Policyholder account balances............................      3,384,975         3,322,265
Supplementary contracts without life contingencies.......          7,265             6,385
Policyholder dividend accumulations......................         20,140            20,106
Policy and contract claims...............................        157,823           155,629
Other policy and contract liabilities....................         29,869            28,992
Notes payable............................................         79,500            65,500
Current maturities of long term debt.....................        100,000           100,000
Long term debt...........................................        349,266           349,235
Federal income taxes (current and deferred)..............         53,043            25,058
Accounts payable and accrued liabilities.................        272,429           234,577
                                                              __________        __________
     Total liabilities...................................      5,909,873         5,761,204
                                                              __________        __________

Deferred income..........................................         12,703            13,008
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,815
      shares (December 31, 1993, 4,815 shares)...........            482               482
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 2,035
      shares (December 31, 1993, 2,050 shares)...........            102               103
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,150 shares, issued; none
      (December 31, 1993; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      60,000,000 shares, issued: 38,308,941 shares
      (December 31, 1993, 38,308,823 shares).............         38,309            38,309
Paid-in surplus..........................................        126,099           125,268
Net unrealized gains on securities (Notes 1 and 2).......         28,438               --
Net unrealized losses on marketable
     equity securities (Notes 1 and 2)...................            --                (29)
Retained earnings........................................      1,159,285         1,142,694
                                                              __________        __________
                                                               1,352,715         1,306,827

Less:  Treasury stock, at cost - March 31, 1994:
         15,620,449 Common shares; December 31, 1993:
         15,650,354 Common shares........................        339,765           339,825

       Deferred compensation.............................            878               973
                                                              __________        __________

Total Equity Capital.....................................      1,012,072           966,029
                                                              __________        __________

Total liabilities and Equity Capital.....................     $6,934,648        $6,740,241
                                                              ==========        ==========

Equity Capital per share (Note 3)........................         $44.10            $42.11
                                                                  ======            ======
See accompanying notes to financial statements.

                             USLIFE Corporation and Subsidiaries

                  Summary Statements of Consolidated Net Income (Unaudited)
                     For the Three Months Ended March 31, 1994 and 1993
                           (Amounts in thousands except per share)

                                                               Three Months Ended March 31
                                                               ____________________________
                                                                  1994               1993
                                                                 ______             ______
REVENUES:
   Premiums.................................................   $  227,196        $  225,937
   Other considerations.....................................       44,530            41,160
   Net investment income....................................      111,419           109,681
   Realized gains (losses) on investments...................          403            (1,018)
   Other income.............................................        7,174             7,052
                                                               __________        __________
      Total revenues........................................      390,722           382,812
                                                               __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries..............      180,262           188,195
   Commissions, net of deferred expenses....................       35,679            32,890
   Other expenses and taxes, net of deferred expenses.......       41,466            44,795
   Increase in liability for future policy benefits.........        3,682            (2,009)
   Interest credited to policyholder account balances.......       46,782            44,549
   Amortization of deferred policy acquisition costs........       37,650            33,855
   Interest expense.........................................        7,981             8,871
   Dividends to policyholders...............................          923               925
                                                               __________        __________
      Total benefits and expenses...........................      354,425           352,071
                                                               __________        __________

Income from operations before Federal income taxes..........       36,297            30,741

Provision for income taxes..................................       12,673            10,279
                                                               __________        __________

Net income..................................................   $   23,624        $   20,462
                                                               ==========        ==========


Net income per share (Note 4)...............................   $   1.03          $    .90
                                                               ==========        ==========

Dividends per share:

   Common...................................................   $    .31          $    .30
                                                               ==========        ==========

   Preferred Series A.......................................   $   1.125         $   1.125
                                                               ==========        ==========

   Preferred Series B.......................................   $   1.25          $   1.25
                                                               ==========        ==========


   See accompanying notes to financial statements.

                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                         For the Three Months Ended March 31, 1994 and 1993

                                       (Amounts in Thousands)

                                                                     Three Months Ended March 31
                                                                    _____________________________
                                                                         1994            1993
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   23,624      $   20,462
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........          4,385          16,183
         Interest credited to policyholder account balances....         46,782          44,549
         Amounts assessed from policyholder account balances...        (34,719)        (31,594)
         Additions to deferred policy acquisition costs........        (40,665)        (41,110)
         Amortization of deferred policy acquisition costs.....         37,650          33,855
         Additions to deferred charges.........................         (1,683)         (1,443)
         Deferred Federal income taxes.........................         (5,084)         (6,318)
         Depreciation and amortization.........................          3,134           3,038
         Change in amounts due policyholders...................          3,591          (6,066)
         Change in other liabilities and amounts receivable....         14,084          76,698
         Change in restricted cash.............................         (2,441)            (92)
         Change in current Federal income tax liability........         17,757          16,597
         Other, net............................................          5,995           5,416
                                                                    ___________     ___________
              Total adjustments................................         48,786         109,713
                                                                    ___________     ___________
                   Net cash provided by operating activities...         72,410         130,175
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................         (1,122)            333
       Cost of investments sold, redeemed or matured:
           Fixed maturities....................................        266,720         186,559
           Equity securities...................................             79           1,209
           Mortgage loan principal receipts....................         16,135           8,272
           Real estate.........................................            487           2,060
           Other long term investments.........................             99           1,175
       Expenditures for property and equipment.................           (844)           (603)
       Cost of investments purchased:
           Fixed maturities....................................       (359,683)       (417,707)
           Mortgage loans......................................         (2,100)         (1,650)
           Real estate.........................................           (283)         (1,161)
           Other long term investments.........................            (91)           (827)
           Net purchases of short term investments.............        (60,864)        (23,831)
         Other, net............................................              3               6
                                                                    ___________     ___________
                   Net cash used in investing activities.......       (141,464)       (246,165)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Issuance of debt securities...........................            --          150,000
         Repayment of debt securities..........................            --         (150,000)
         Increase in long term debt............................             31             256
         Increase in notes payable.............................         14,000          11,000
         Dividends to shareholders.............................         (7,033)         (6,764)
         Acquisition of treasury stock.........................           (982)         (1,120)
         Change in policyholder account balances...............         50,649         110,455
         Other, net............................................          1,821           1,574
                                                                    ___________     ___________
                   Net cash provided by financing activities...         58,486         115,401
                                                                    ___________     ___________
           Net change in cash..................................        (10,568)           (589)
         Cash at beginning of year.............................         60,321          74,574
                                                                    ___________     ___________
         Cash at end of period.................................     $   49,753      $   73,985
                                                                    ===========     ===========

                  See accompanying notes to financial statements.

               USLIFE Corporation and Subsidiaries

                  Notes to Financial Statements


Note 1.  Change in Accounting Principles

Effective as of the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), entitled "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that debt securities which may be sold as part of the Company's asset/liability management strategy be classified as "available for sale" and carried at market value in the Consolidated Balance Sheet, commencing with the date of adoption of the Statement. The Company's portfolio of debt securities had been similarly classified as "available for sale" prior to the adoption of SFAS 115, but was carried at lower of aggregate amortized cost or market value pursuant to previous accounting standards. Since the aggregate market value of these securities exceeded their amortized cost at December 31, 1993, this classification had no impact on Equity Capital at that date. The Company's equity securities portfolio had been carried at market value in accordance with previous accounting standards prior to the adoption of SFAS 115 and continues to be carried at market value as required by the Statement.

As required by SFAS 115, the net impact of the initial adjustment to market value of these securities, less corresponding adjustments to deferred policy acquisition costs (required where market value exceeds cost for certain securities), certain policyholder liabilities, and deferred income taxes, was recorded through a direct credit to "Net unrealized gains (losses) on securities" included in Equity Capital, as follows:

                                                                                (Amounts in
                                                                                  Thousands)
Impact of adoption of SFAS 115:

  Unrealized gain on debt securities at January 1, 1994........................  $380,343
  Less:
    Valuation allowance for deferred policy acquisition costs..................    99,889
    Increase in certain policyholder liabilities...............................    16,706
                                                                                 ________
  Adjustment to Equity Capital before federal income tax.......................   263,748
  Adjustment to deferred federal income tax liability..........................    92,312
                                                                                 ________
  Net adjustment to Equity Capital at January 1, 1994..........................  $171,436
                                                                                 ========

SFAS 115 requires that unrealized gains and losses on available-for-sale securities, other than those relating to a reduction in value determined to be other than temporary, be recorded as direct charges and credits to "Net unrealized gains (losses) on securities" included in Equity Capital. The changes in this equity account for the three months ended March 31, 1994 are as follows:


                                                                                (Amounts in
                                                                                  Thousands)
Net unrealized gains (losses) on securities:

  Net unrealized loss on marketable equity securities at December 31, 1993..... $     (29)
  Effect of implementation of SFAS 115 (above).................................   171,436
  Net change during period, net of $64.6 million reduction in valuation allowance for deferred policy acquisition costs, $11.9 million adjustment of certain policyholder liabilities, and $77.0 million deferred
    federal income tax impact...............................................     (142,969)
                                                                                _________
  Net unrealized gain on securities at March 31, 1994.......................    $  28,438
                                                                                =========

Under both SFAS 115 and previous accounting standards, valuation reserves (established through income statement charges) are maintained as an adjustment to cost for investments, including "available for sale" securities, with a reduction in value determined to be other than temporary. The cost and market value of the Company's investments in securities are presented in Note 2 of Notes to Financial Statements herein.


Note 2.  Investments

The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result  in  the  selection  of  investments  for  sale  prior  to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire Fixed Maturity portfolio is classified as "available for sale" at March 31, 1994 and December 31, 1993. These securities are carried in the accompanying balance sheets at market value as of March 31, 1994 and at lower of aggregate amortized cost or market value at December 31, 1993. The Company's investments in preferred stocks (other than redeemable preferred stocks) and common stocks ("Equity Securities") are carried at market value in the accompanying balance sheets at March 31, 1994 and December 31, 1993. The cost and market value of the Company's consolidated investments in Fixed Maturities and Equity Securities at March 31, 1994 and December 31, 1993 are presented below:

                                                                         Net
                                                                      Unrealized
                                               Adjusted                  Gain
                                                 Cost       Market      (Loss)
                                            ___________   _________   __________
March 31, 1994:
  Fixed Maturities......................    $4,839,846   $4,924,296    $  84,450
  Equity Securities.....................         9,155        8,603         (552)
                                                                       __________
                                                                          83,898
  Valuation allowance for deferred
   policy acquisition costs relating to
   unrealized gain on fixed maturities..                                 (35,328)

  Adjustment of certain policyholder
   liabilities relating to unrealized
   gain on fixed maturities.............                                  (4,820)

  Tax effect............................                                 (15,312)
                                                                       __________
   Net unrealized gain on securities
    included in Equity Capital..........                                 $28,438
                                                                       ==========

December 31, 1993:
  Fixed Maturities......................    $4,751,681   $5,132,024    $ 380,343
                                                                       ==========

  Equity Securities.....................         9,234        9,205          (29)
                                                                       ==========
   Net unrealized loss on equity
    securities included in Equity Capital                                $   (29)
                                                                       ==========


Short term investments are carried at cost, which approximates market value. Real estate is carried at the lower of depreciated cost or net realizable value. Depreciation is calculated on a straight line basis with useful lives varying based on the type of building. Policy loans and mortgages, other than those with a decline in value determined to be other than temporary, are stated at the aggregate of unpaid principal balances. Other long term investments are stated at the lower of cost or estimated net realizable value.

At March 31, 1994, consolidated invested assets included $187 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments are carried at their aggregate market value of $185 million at March 31, 1994 and, based on market value, represent less than 3% of consolidated total assets at that date. Approximately $27 million of these investments (at market, approximately equal to adjusted cost) are classified as problem securities at that date and, of that amount, approximately $18 million (at market) represented securities in default at March 31, 1994. Also at March 31, 1994, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $28 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $29 million.

Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of March 31, 1994 and December 31, 1993, the number of such shares used for this purpose was 22.950 million and
22.942 million, respectively.


Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the three month periods ended March 31, 1994 and 1993:


                                                           Three Months Ended
                                                                March 31
                                                           __________________

                                                            1994         1993
                                                            ____         ____

                                                     (Shares and Amounts in Thousands
                                                          except Per Share data)
    Net income.........................................    $ 23,624    $ 20,462
                                                           ========    ========

    Weighted average common shares
      outstanding, net of treasury shares..............     22,661       22,513
    Add - common share equivalents of:
      Preferred Stock - Series A.......................         39           45
      Preferred Stock - Series B.......................         16           17
      Outstanding stock options - treasury stock method        206          219
                                                            ______       ______

    Total common shares and common equivalent shares...     22,922       22,794
                                                            ======       ======


    Net income per share...............................     $ 1.03       $  .90
                                                            ======       ======


Note 5.  Reinsurance

The Company's life insurance subsidiaries reinsure with other companies portions of the risks they underwrite and assume portions of risks on policies underwritten by other companies. The life insurance subsidiaries generally reinsure risks over $1.5 million as well as selected risks of lesser amounts. Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables, and the cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. The Company is contingently liable with respect to insurance ceded in the event any reinsurer is unable to meet the obligations which have been assumed. Reinsurance receivable and recoverable amounts included in "Other receivables" in the accompanying Consolidated Balance Sheets are as follows:

                                          March 31,      December
                                            1994         31, 1993
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $ 12,812      $ 11,914
Other reinsurance recoverable amounts...    123,341       123,009
                                           ________      ________

                                           $136,153      $134,923
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                     Three Months Ended March 31
                                                     ___________________________

                                                       1994               1993
                                                     ________           ________

                                                       (Amounts in Thousands)

    Premiums, before reinsurance ceded.........      $243,940           $246,245
    Premiums ceded.............................        16,744             20,308
                                                     ________           ________
    Net premiums...............................      $227,196           $225,937
                                                     ========           ========


    Other considerations, before reinsurance
       ceded...................................      $ 48,020           $ 43,602
    Other considerations ceded.................         3,490              2,442
                                                     ________           ________
    Net other considerations...................      $ 44,530           $ 41,160
                                                     ========           ========



    Benefits to policyholders and beneficiaries,
      before reinsurance recoveries............      $196,042           $200,308
    Reinsurance recoveries.....................        15,780             12,113
                                                     ________           ________
    Benefits to policyholders and beneficiaries,
      net of reinsurance recoveries............      $180,262           $188,195

                                                     ========           ========


                     USLIFE Corporation

          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Financial Condition
___________________

The liquidity requirements of the Company are met primarily by cash flows from operations of the life insurance subsidiaries and accumulated funds at the subsidiary level. These internal sources of liquidity are complemented by such external sources as available bank lines of credit and revolving credit agreements and the ability of the Company to utilize capital markets for intermediate and long-term financing. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and policy loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable, which are subject to random fluctuations from the timing of securities transaction settlements and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first quarter of 1994 was $70.7 million.

On a consolidated basis, net cash provided by operating activities amounted to $72.4 million for the first quarter of 1994, compared to $130.2 million for the corresponding period of 1993. As indicated above, these amounts reflect changes in accounts payable and receivable which are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $58.3 million in the first quarter of 1994 versus $53.5 million in the corresponding 1993 period. First quarter 1994 cash flows from operating activities included $8.0 million from the aggregate change in liability for future policy benefits and amounts due policyholders, versus $10.1 million in the corresponding 1993 period, reflecting various factors including timing fluctuation in claims payments. Interest credited to policyholder account balances increased to $46.8 million in the first quarter of 1994 versus $44.5 million in the corresponding 1993 period, reflecting the increase in policyholder account balances relating to individual annuities and universal life insurance contracts with the impact of reductions in credited rates of interest on certain contracts a partial offsetting factor as discussed under "Results of Operations." The portion of policyholder account balances relating to individual annuities was approximately $1.7 billion at March 31, 1994 versus $1.5 billion at March 31, 1993, with the balance relating to universal life insurance contracts. Interest rates paid on these universal life and individual annuity contracts may be adjusted periodically by the Company. Subject to any applicable surrender charges, the Company's universal life insurance products and individual annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition for investment and insurance funds, and perceived financial strength of the insurer. These contracts are generally supported by the Company's investment portfolios, which are primarily comprised of investment grade, publicly traded corporate bonds. Substantially all of the Company's interest sensitive life insurance and annuity contracts provide for imposition of a surrender charge in the event of policy surrender during a specified initial period commencing with contract inception, typically ten to fifteen years for universal life insurance and five to seven years for individual annuities, with the significance of this charge often subject to reduction over the applicable period or during the later portion thereof. The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset / liability management strategy and are classified as "available for sale." Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds or securities matured or redeemed. The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders of these contracts were experienced, the cash flow requirements associated with such surrenders could conceivably require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. Any additional cash flow requirements would be met through the sources of liquidity described earlier. Net additions to deferred policy acquisition costs amounted to $3.0 million in the 1994 period versus $7.3 million in the 1993 period. The decline of approximately $4 million reflected a lower level of individual annuity sales during the 1994 period which, as discussed further below, is also reflected in the increase in policyholder account balances included in net cash provided by "financing" activities. Increased amortization of deferred policy acquisition costs during the 1994 period, reflecting various factors including the greater volume of individual annuity contracts in force as indicated above, also contributed to the decline in net additions.

Net cash flows provided by consolidated financing activities amounted to $58.5 million in the first quarter of 1994 versus $115.4 million in the corresponding 1993 period. Increases in policyholder account balances amounted to $50.6 million in the first quarter of 1994 versus $110.5 million in the corresponding 1993 period. Previous management actions to slow the rate of individual annuity sales, with objectives including diversification of sales mix and production sources, was a major factor in the $60 million variance. Reflecting this management action, gross premiums on single premium annuities for the first quarter of 1994 amounted to $38.9 million versus $94.2 million for the corresponding 1993 period. Cash flows from financing activities for the first quarter of 1994 reflect a $14.0 million increase in notes payable, compared to an $11.0 million increase in the 1993 period. These increases in notes payable related primarily to working capital requirements. Cash flows from financing activities for the first quarter of 1993 included refinancing transactions in which the Company issued $150 million principal amount of debt securities under a shelf registration statement and utilized the proceeds in connection with the redemption of the Company's $50 million issue of 8.875% Notes due 1995 and its $100 million issue of 8.375% Notes due 1996.

Net cash used in investing activities amounted to $141.5 million in the first quarter of 1994, compared to $246.2 million in the corresponding 1993 period, reflecting the greater increase in policyholder account balances in the
1993 period. The $266.7 million and $186.6 million disposals of fixed maturity investments included in cash flows from investing activities for the first quarter of 1994 and 1993 included, respectively, $112 million and $138 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals during the 1994 period also reflected sales of certain lower yielding securities with the objective of reinvestment of proceeds in securities of similar quality, with higher available interest rates. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments. The impact of calls of higher yielding securities out of the investment portfolio and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available current rates is discussed under "Results of Operations."

At March 31, 1994, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with three banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $79.5 million. Also at that date, the Company had available a bank revolving credit agreement which provides term loan borrowing facilities up to $100 million, under which no borrowings were outstanding. The Company's short term borrowings were utilized primarily for working capital requirements.

At March 31, 1994, the Company had aggregate long term debt (less current maturities) and Equity Capital ("Total Capitalization") of $1.361 billion versus $1.315 billion at December 31, 1993. Equity Capital at March 31, 1994 includes $28.4 million "Net unrealized gains on securities" associated with the Company's first quarter 1994 adoption of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as discussed in Note 1 of Notes to Financial Statements. The remainder of the increase in Total Capitalization, approximately $17.6 million, relates primarily to the increase in Equity Capital attributed to the Company's $23.6 million net income for the first quarter less $7.0 million dividends on its common stock during the period. The Company's $100 million "Current maturities of long term debt" represents outstanding borrowings under a revolving credit facility which requires that all borrowings thereunder must mature no later than May, 1994. It is anticipated that these borrowings will be repaid using proceeds from bank revolving credit facilities which are currently being finalized. The Total Capitalization of $1.361 billion at March 31, 1994 consisted of $349.3 million long term debt (25.7%) and $1.012 billion Equity Capital (74.3%). At December 31, 1993, Total Capitalization of $1.315 billion consisted of $349.2 million long term debt (26.6%) and $966.0 million Equity Capital (73.4%). The $349.3 million outstanding long term debt at March 31, 1994 includes issues of debt securities with scheduled maturities of approximately $150 million in 1998, $50 million in 1999, and $150 million in 2000. The terms of the $50 million issue due in 1999 permit repayment prior to the scheduled maturity date (commencing in June, 1996) at the option of the Company. While it is currently anticipated that the major portion of the long term debt will be repaid using bank borrowings or the net proceeds of debt and/or equity or combination securities to be issued at future dates, determination of the timing and amount of such repayments, borrowings and securities issues will be dependent upon future market conditions, future cash flows, and other unforeseen circumstances.

Results of Operations
_____________________


Three Months Ended March 31, 1994 compared to
Three Months Ended March 31, 1993

For the three months ended March 31, 1994, net income amounted to $23.6 million versus $20.5 million for the comparable period of 1993, an increase of $3.2 million or 15.5%. The $23.6 million net income for the first quarter of 1994 included net capital gain transactions with an after-tax impact of $261 thousand, while 1993 period results included an after-tax charge of $680 thousand from net capital loss transactions. The net capital gains reported for the 1994 period reflected $6.0 million pre-tax gains on disposals of fixed maturity investments, which were essentially offset by additions to valuation reserves for certain investments with loss exposure. The net capital losses reported for the 1993 period reflected pre-tax losses of $1.9 million from disposal of certain real estate and mortgage investments as well as additions to valuation reserves for certain investments with loss exposure which, together, more than offset pre-tax capital gains of approximately $7.6 million from disposals of fixed maturity investments. As discussed under "Financial Condition," a substantial portion of disposals of fixed maturity investments during the first quarter of 1994 (and the corresponding 1993 period) related to securities which were called for redemption by the respective issuers prior to maturity. It should be noted that reported net income for the first quarter of 1993, which preceded the enactment of the Federal corporate income tax rate increase from 34% to 35%, reflects Federal income tax provision at the former, lower rate. It is estimated that the tax rate increase had a negative impact of approximately $360 thousand on comparative first quarter results as reported.

Excluding the capital gains and losses discussed above, consolidated after-tax income amounted to $23.4 million for the first quarter of 1994 versus $21.1 million for the corresponding 1993 period, an increase of $2.2 million or 10.5%. On a similar basis, after-tax income of the life insurance subsidiaries increased $1.2 million or 4.0%. This improvement came primarily from an increase in pre-tax profits from the individual life and annuity product line and a reduction in pre-tax losses from "other group health" coverages, as discussed below. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $8.3 million in the first quarter of 1994 versus $9.3 million for the comparable 1993 period, resulting in a positive comparative impact of approximately $1 million on after-tax consolidated results. The positive variance reflects the inclusion in first quarter 1993 results of certain amortization charges resulting from refinancing of long term debt (as discussed under "Financial Condition") and the 1994 period benefit from lower interest costs attributed to the long term debt refinancing. Subsequently, in June 1993, the Company utilized the proceeds of its $150 million issue of 6.375% Notes due 2000 to repay short term variable rate bank debt which, at the time of repayment, had a weighted average interest rate of approximately 3.6%. The impact of this refinancing partially offset the comparative impact of the first quarter 1993 long term debt refinancing. Corporate charges reflect, among other factors, interest expense associated with financing of repurchases of the Company's common stock under the treasury stock repurchase program.

As indicated above, the increase in life insurance subsidiary after-tax income for the first quarter of 1994 versus the corresponding 1993 period is primarily attributed to an increase in pre-tax profits from the individual life and annuity product line and a reduction in pre-tax losses from "other group health" coverages. A discussion of the Company's various product lines, excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $44.7 million for the first quarter of 1994 versus $42.4 million for the corresponding 1993 period. The increase of $2.2 million or 5.2% reflected favorable mortality experience and improved voluntary policy termination experience which, together, more than offset lower gains from investment income margins.

A pre-tax profit of $581 thousand was reported for credit life insurance coverages for the first quarter of 1994, versus $1.6 million in the corresponding 1993 period, reflecting unfavorable mortality experience during the 1994 period. Credit life insurance business in two key states, New York and Pennsylvania, contributed to this unfavorable mortality experience. Since these states require rate modifications based on experience over a three-year interval, it is anticipated that the rating formulas should permit rate adjustments over the next several years that take into account the current experience.

A pre-tax loss of approximately $500 thousand was reported for the Company's group life insurance lines of business for the first quarter of 1994 versus a pre-tax profit of $1.6 million for the corresponding 1993 period, a negative variance of $2.1 million. The negative variance was attributed primarily to less favorable results from association group life insurance coverages and certain specialty coverages, such as mortgage life insurance, included in the "other group life" line. Pre-tax profits from employer-employee group life insurance products were $916 thousand for the 1994 period versus $1.1 million in the 1993 period, reflecting slightly less favorable mortality experience.

The individual health and disability product line reported a pre-tax profit of $83 thousand for the 1994 period, versus a pre-tax loss of $681 thousand for the 1993 period, reflecting unfavorable morbidity experience during the first quarter of 1993. This product line consists primarily of certain specialty products and coverages issued upon conversion of certain group health insurance products.

Pre-tax profits from the credit disability product line amounted to $1.6 million for the first quarter of 1994, versus $531 thousand in the corresponding 1993 period, reflecting more favorable morbidity experience during the 1994 period.

Total pre-tax income from group health insurance coverages amounted to $2.3 million for the first quarter of 1994, consisting of a pre-tax profit of $2.9 million from employer-employee group health insurance products and a pre-tax loss of $629 thousand from "other group health" products, primarily association group health insurance. For the corresponding 1993 period, a pre-tax profit of $118 thousand was reported for group health insurance coverages, consisting of a pre-tax profit of $2.0 million from employer-employee group health insurance products and a pre-tax loss of $1.9 million from "other group health" products. The increase in pre-tax income from employer-employee group health insurance coverages reflected more favorable morbidity experience during the 1994 period which, together with expense reduction measures, more than offset the impact of reduced premium income on this line. Premium income from employer-employee group health insurance coverages amounted to approximately $97 million in the first quarter of 1994 versus $110 million in the corresponding 1993 period, with the decline of about $13 million or 12% associated with a lower level of major medical sales attributed to recent "community rating - open enrollment" legislation in New York and other states. Since group life insurance is often sold in conjunction with medical sales, there was also a negative impact on sales of certain group life insurance products. The New York legislation, applicable to insured group medical plans with less than fifty employees, permits carriers to use pre-existing condition exclusions to protect against adverse selection, but prohibits the use of age and sex factors in rating and requires that average rates be used for the aforementioned plans. Similar legislation is contemplated or has been enacted in various other states, and various health care reform proposals have emerged at the Federal level. In response to current and anticipated health insurance reform, the Company announced in December 1993 that it would restrict its sales of new major medical business to 21 states, including New York, in which it has a significant amount of in-force business, while continuing renewals of this business in all states. Also during 1993, a number of modifications were introduced to the Company's stand-alone group life, long term disability and dental insurance products with the goal of increasing the proportion of business from non-major medical lines. Based on preliminary analysis, the Company does not currently anticipate a material adverse impact on its consolidated operations to result from enacted state legislation or the actions taken with respect to this line of business. The Company continues to carefully monitor developments in the health care reform area and to explore its alternatives, but cannot predict how legislative changes at the Federal level will affect its business in the health insurance area unless and until such changes are adopted. The decrease in the pre-tax loss for "other group health" products (primarily association group health) from $1.9 million in the 1993 period to $629 thousand in the 1994 period reflected a decline in continuing legal expenses attributed to this line. Legal and other expenses relating to an association group health marketing organization which declared bankruptcy, the major contributing factor in the 1993 period pre-tax loss, were subsequently mitigated as this matter was essentially resolved. Residual expenses relating to this matter are not expected to have a material adverse impact on consolidated results of operations.

Total revenues of the life insurance subsidiaries in the 1994 period amounted to $385.4 million, an increase of $7.9 million or 2.1% over the same period of 1993, primarily on increases of $4.7 million (or 1.8%) and $2.1 million (or 2.0%) in premiums and considerations and net investment income, respectively. The increase in premiums and considerations came primarily from life insurance products, most significantly the individual life insurance and annuity product line. A decrease in employer-employee group health insurance premiums, reflecting the impact of recent state legislation as discussed above, was a partial offset. Premiums and other considerations from individual life insurance and annuity products amounted to $102 million in the 1994 period, compared to $94 million in the 1993 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales of traditional life insurance products during the first quarter of 1994. Net investment income of the life insurance subsidiaries increased $2.1 million, as noted above, reflecting a larger investment base in the 1994 period. The pre-tax annualized yield declined from 8.41% in the 1993 period to 7.90% in the first quarter of 1994, as a decline in market interest rates has resulted in redemptions of higher yielding securities out of the Company's investment portfolio (see "Financial Condition") and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available rates. In this connection, it should be noted that the Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return.

Total benefits and expenses of the life insurance subsidiaries increased $3.4 million or 1.0% over the same period of 1993. Benefits to policyholders and beneficiaries amounted to $180.6 million in the 1994 period, versus $188.5 million in the 1993 period. The decrease reflects various factors including reduced volume in the employer-employee group health line relating to policy lapses attributed to the impact of recent state legislation as previously discussed and the impact of favorable mortality and voluntary policy termination experience on individual life coverages. Interest credited to policyholder account balances increased $2.2 million (or 5.0%), reflecting the increased volume of universal life-type and individual annuity contracts in the 1994 period with the impact of reductions in credited rates of interest on certain contracts a partial offsetting factor. Interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, were typically at the 5% level during the 1993 period and slightly below that level during the 1994 period. Interest rates credited on the Company's universal life insurance contracts typically ranged from 7.5% to 6.5% during the 1993 period and from 7.0% to 6.0% during the 1994 period. An increase in future policy benefits of $3.7 million was recorded for the 1994 period, versus a decrease of $2.0 million for the corresponding 1993 period, with the $5.7 million variance primarily associated with increases in premiums on traditional individual life and credit insurance coverages. Amortization of deferred policy acquisition costs increased to $37.7 million in the 1994 period from $33.9 million in the corresponding 1993 period, reflecting various factors including the increased volume of individual life and annuity business in force during the 1994 period. An aggregate decline of $466 thousand in commissions, general expenses, and insurance taxes and licenses reflected the decrease in employer-employee health insurance premiums noted earlier as well as the reduced level of legal and other expenses relating to the "other group health" product line.

At March 31, 1994, consolidated invested assets included approximately $187 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate market value of approximately $185 million at March 31, 1994 and, based on market value, represent less than 3% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

In May,  1993,  the  Financial  Accounting  Standards  Board
(FASB) issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." This Statement must be adopted by calendar year enterprises no later than January 1995 and will require a writedown to fair value, as defined by FASB, for certain mortgage loans and similar investments where impairment results in a change in repayment terms. Based on current evaluation of the Company's investments that are covered by this Statement, it is not anticipated to have a material impact on the Company's reported financial position or results of operations.

                   OTHER FINANCIAL INFORMATION




The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of March 31, 1994 and December 31, 1993, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1994 and 1993, have been included in the accompanying financial statements.

                   Part II - Other Information

Item 1.  Legal Proceedings
         _________________


Reference is made to Part I, Item 3, Legal Proceedings, in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of a federal court action entitled USLIFE Savings and Loan Association v. Louis Wilcox, et al. There have been no material developments in that matter since the date of that report.

Reference is made to Part I, Item 3, Legal Proceedings, in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of a federal court action entitled All American Life Insurance Co. v. Doug Ruedlinger, Inc. and First Benefits, Inc. and related actions and arbitration proceedings. There have been no material developments in those matters since the date of that report.

In April 1991, All American commenced a lawsuit against 11 subscribers to a reinsurance pool when the reinsurers failed to honor their obligations under the reinsurance agreement. Approximately $15.8 million of reinsured claims were in dispute. All American's complaint sought declaratory relief, and damages for breach of contract and the reinsurers' duty of good faith and fair dealing (All American Life Insurance Company, et al. v. Beneficial Life Insurance Company, et al., U.S. District Court for the District of New Jersey). All of the defendants in the All American action asserted counterclaims against All American based upon its alleged failure to properly administer the reinsured policies. Certain other common law claims were also asserted. A total of eight of the reinsurers commenced their own lawsuits against All American, among others, arising out of the same transactions. Seven of those brought an action entitled Mutual Benefit Life Insurance Company, et al. v. George G. Zimmerman, et al., in the U.S. District Court for the District of New Jersey. The Mutual Benefit complaint sought rescission of the reinsurance agreement, as well as compensatory and punitive damages, based upon asserted federal and New Jersey state RICO claims and other common law claims for relief. All of the defendants in the Mutual Benefit action also cross-claimed against each other for contribution or indemnification. An eighth reinsurer commenced a further lawsuit arising out of the same transactions, naming All American, among others, as a defendant (Security Benefit Life Insurance Company v. All American Life Insurance Company, et al., U.S. District Court for the District of New Jersey). The Security Benefit complaint sought only rescission of the reinsurance agreement and declaratory relief as against All American. Certain of the other defendants in the Security Benefit action asserted cross-claims against All American for contribution or indemnification. All of the lawsuits were consolidated in the United States District
Court for the District of New Jersey, Newark Division. All American has reached settlements with all of the reinsurers. All direct claims concerning All American in the Mutual Benefit and Security Benefit actions have been dismissed, and all statutory cross-claims for contribution or indemnity concerning All American have been dismissed as well. The only claim remaining against All American is a claim for contractual indemnification by a former third-party administrator of All American. The consolidated actions are currently in the discovery phase and no date for trial has been set.

Reference is made to Part I, Item 3, Legal Proceedings, in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of a purported class action entitled Hoban v. USLIFE Credit Life Insurance Company, All American Life Insurance Company and Security of America Life Insurance Company. There have been no material developments in this matter since the date of that report.


Item 5.  Other Information
         _________________

     On March 22, 1994, Robert J. Casper was elected President - Chief Operating Officer of the life insurance division of the Company. On April 26, 1994, Gordon E. Crosby, Jr. was elected, by the Board of Directors, to the additional position of President of the Company and William A. Simpson was elected President - Chief Operating Officer of the life insurance division of the Company. On March 31, 1994, Mr. Casper was elected Senior Vice President - Marketing.


Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

(b) No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended March 31, 1994.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          USLIFE Corporation
                                    _____________________________

                                             (Registrant)


  May 10, 1994                      By /s/ Greer F. Henderson
____________________                _____________________________

        Date                             Greer F. Henderson
                                          Vice Chairman and
                                        Chief Financial Officer