Form 10-Q
period 1994-06-30
USLIFE CORP
filed 1994-08-11
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994      or
                               _____________

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

The number of shares outstanding of the Registrant's Common Stock as of August 2, 1994 was 22,933,369.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  June 30, 1994 and December 31, 1993....................      3

  Summary Statements of Consolidated Net Income -
  For the Six Months and Three Months Ended
  June 30, 1994 and 1993.................................      5

  Statements of Consolidated Cash Flows -
  For the Six Months Ended June 30, 1994 and 1993........      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     13

  Other Financial Information............................     27


Part II - Other Information..............................     28


Signatures...............................................     36

                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                   June 30, 1994 and December 31, 1993
           (Dollar amounts in thousands except per share data)


                                                   June 30, 1994       December 31, 1993
                                                   _____________       _________________
Assets
______

Cash:

  On hand and in demand accounts.............         $   57,040           $   60,321

  Restricted funds held in escrow, etc. .....              1,982                1,040
                                                      __________           __________

                                                          59,022               61,361
                                                      __________           __________

Invested assets (Notes 1 and 2):

  Fixed maturities available for sale:
   At market (cost, $5,020,569)..............          4,917,197                 --
   At lower of aggregate amortized cost or
    market (market, $5,132,024)..............                --             4,751,681

  Equity securities, at market (cost,
   June 30, 1994, $8,502; December
   31, 1993, $9,234).........................              8,169                9,205

  Mortgage loans.............................            331,871              361,095

  Policy loans...............................            282,510              282,090

  Real estate................................             46,468               43,434

  Other long term investments................              7,525                7,534

  Short term investments.....................             88,917               68,124
                                                      __________           __________

    Total invested assets....................          5,682,657            5,523,163

                                                      __________           __________

    Total cash and invested assets...........          5,741,679            5,584,524
                                                      __________           __________

Deferred policy acquisition costs
  (Notes 1 and 2)............................            757,529              741,927

Other receivables (net)......................            330,262              310,573

Property and equipment (net of accumulated
  depreciation of $35,198 at June 30,
  1994 and $34,444 at December 31, 1993).....             13,304               13,756

Prepaid expenses, deferred charges and
     other assets............................             88,957               89,461
                                                      __________           __________

     Total assets............................         $6,931,731           $6,740,241
                                                      ==========           ==========


See accompanying notes to financial statements.

                      USLIFE Corporation and Subsidiaries

                    Consolidated Balance Sheets (Unaudited)
                      June 30, 1994 and December 31, 1993
              (Dollar amounts in thousands except per share data)
                                  (Continued)


                                                                 June            December
                                                               30, 1994          31, 1993
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,482,505        $1,453,457
Policyholder account balances............................      3,481,246         3,322,265
Supplementary contracts without life contingencies.......          7,723             6,385
Policyholder dividend accumulations......................         20,096            20,106
Policy and contract claims...............................        163,378           155,629
Other policy and contract liabilities....................         32,674            28,992
Notes payable (Note 6)...................................        210,500            65,500
Current maturities of long term debt.....................              0           100,000
Long term debt...........................................        349,296           349,235
Federal income taxes (current and deferred)..............        (20,134)           25,058
Accounts payable and accrued liabilities.................        256,587           234,577
                                                              __________        __________
     Total liabilities...................................      5,983,871         5,761,204
                                                              __________        __________

Deferred income..........................................         11,967            13,008
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,815
      shares (December 31, 1993, 4,815 shares)...........            482               482
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 2,025
      shares (December 31, 1993, 2,050 shares)...........            101               103
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,160 shares, issued; none
      (December 31, 1993; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      60,000,000 shares, issued: 38,309,020 shares
      (December 31, 1993, 38,308,823 shares).............         38,309            38,309
Paid-in surplus..........................................        130,530           125,268
Net unrealized losses on securities (Notes 1 and 2)......        (66,443)              --
Net unrealized losses on marketable
     equity securities (Notes 1 and 2)...................            --                (29)
Retained earnings........................................      1,176,342         1,142,694
                                                              __________        __________
                                                               1,279,321         1,306,827

Less:  Treasury stock, at cost - June 30, 1994:
         15,395,900 Common shares; December 31, 1993:
         15,650,354 Common shares........................        335,936           339,825

       Deferred compensation.............................          7,492               973
                                                              __________        __________

Total Equity Capital.....................................        935,893           966,029
                                                              __________        __________

Total liabilities and Equity Capital.....................     $6,931,731        $6,740,241
                                                              ==========        ==========

Equity Capital per share (Note 3)........................         $40.45            $42.11
                                                                  ======            ======

                                             USLIFE Corporation and Subsidiaries

                                  Summary Statements of Consolidated Net Income (Unaudited)
                              For the Six Months and Three Months Ended June 30, 1994 and 1993
                                           (Amounts in thousands except per share)

                                                                  Six Months Ended June 30       Three Months Ended June 30
                                                               ____________________________     ____________________________
                                                                  1994               1993          1994               1993
                                                                 ______             ______        ______             ______
REVENUES:
   Premiums.................................................   $  485,894        $  470,987     $  258,698        $  245,050
   Other considerations.....................................       92,237            84,600         47,707            43,440
   Net investment income....................................      226,213           220,321        114,794           110,640
   Realized gains (losses) on investments...................          495              (983)            92                35
   Other income.............................................       14,758            15,006          7,584             7,954
                                                               __________        __________     __________        __________
      Total revenues........................................      819,597           789,931        428,875           407,119
                                                               __________        __________     __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries..............      366,077           369,311        185,815           181,116
   Commissions, net of deferred expenses....................       70,646            64,975         34,967            32,085
   Other expenses and taxes, net of deferred expenses.......       85,137            88,912         43,671            44,117
   Increase in liability for future policy benefits.........       32,589            17,895         28,907            19,904
   Interest credited to policyholder account balances.......       94,470            89,724         47,688            45,175
   Amortization of deferred policy acquisition costs........       78,389            74,626         40,739            40,771
   Interest expense.........................................       16,566            16,058          8,585             7,187
   Dividends to policyholders...............................        1,849             1,845            926               920
                                                               __________        __________     __________        __________
      Total benefits and expenses...........................      745,723           723,346        391,298           371,275
                                                               __________        __________     __________        __________

Income from operations before Federal income taxes..........       73,874            66,585         37,577            35,844

Provision for income taxes..................................       26,086            22,389         13,413            12,110
                                                               __________        __________     __________        __________

Net income..................................................   $   47,788        $   44,196     $   24,164        $   23,734
                                                               ==========        ==========     ==========        ==========


Net income per share (Note 4)...............................   $   2.08          $   1.93       $   1.05          $   1.03
                                                               ==========        ==========     ==========        ==========

Dividends per share:

   Common...................................................   $    .62          $    .60       $    .31          $    .30
                                                               ==========        ==========     ==========        ==========

   Preferred Series A.......................................   $   2.25          $   2.25       $   1.125         $   1.125
                                                               ==========        ==========     ==========        ==========

   Preferred Series B.......................................   $   2.50          $   2.50       $   1.25          $   1.25
                                                               ==========        ==========     ==========        ==========


   See accompanying notes to financial statements.

                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                          For the Six Months Ended June 30, 1994 and 1993

                                      (Amounts in Thousands)
                                                                       Six Months Ended June 30
                                                                     ____________________________
                                                                         1994            1993
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   47,788      $   44,196
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         26,804          42,722
         Interest credited to policyholder account balances....         94,470          89,724
         Amounts assessed from policyholder account balances...        (70,658)        (63,918)
         Additions to deferred policy acquisition costs........        (95,099)        (93,272)
         Amortization of deferred policy acquisition costs.....         78,389          74,626
         Additions to deferred charges.........................         (3,153)         (2,677)
         Deferred Federal income taxes.........................         (7,809)        (14,075)
         Depreciation and amortization.........................          6,220           6,212
         Change in amounts due policyholders...................         11,738         (16,096)
         Change in other liabilities and amounts receivable....          8,217          35,160
         Change in restricted cash.............................           (942)           (339)
         Change in current Federal income tax liability........         (1,606)         15,616
         Other, net............................................         11,773          13,930
                                                                    ___________     ___________
              Total adjustments................................         58,344          87,613
                                                                    ___________     ___________
                   Net cash provided by operating activities...        106,132         131,809
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................           (420)            215
       Cost of investments sold, redeemed or matured:
           Fixed maturities....................................        363,656         515,516
           Equity securities...................................            119           6,092
           Mortgage loan principal receipts....................         30,479          14,957
           Real estate.........................................            991           3,588
           Other long term investments.........................            114           1,297
       Expenditures for property and equipment.................         (1,883)         (1,142)
       Cost of investments purchased:
           Fixed maturities....................................       (642,878)       (895,678)
           Mortgage loans......................................         (6,101)        (12,619)
           Real estate.........................................           (626)         (1,689)
           Other long term investments.........................           (105)         (1,355)
           Net (purchases) or sales of short term investments..        (20,793)         22,726
         Other, net............................................            125               7
                                                                    ___________     ___________
                   Net cash used in investing activities.......       (277,322)       (348,085)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Issuance of debt securities...........................            --          300,000
         Repayment of debt securities and long term debt.......        (99,939)       (200,265)
         Increase (decrease) in notes payable..................        145,000         (77,000)
         Dividends to shareholders.............................        (14,140)        (13,539)
         Acquisition of treasury stock.........................         (1,787)         (1,450)
         Change in policyholder account balances...............        135,131         210,823
         Other, net............................................          3,644           3,284
                                                                    ___________     ___________
                   Net cash provided by financing activities...        167,909         221,853
                                                                    ___________     ___________
           Net change in cash..................................         (3,281)          5,577
         Cash at beginning of year.............................         60,321          74,574
                                                                    ___________     ___________
         Cash at end of period.................................     $   57,040      $   80,151
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

As required by SFAS 115, the net impact of the initial adjustment to market value of these securities, less corresponding adjustments to deferred policy acquisition costs (required where market value differs from cost for certain securities), certain policyholder liabilities, and deferred income taxes, was recorded through a direct credit to "Net unrealized gains (losses) on securities" included in Equity Capital, as follows:

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
                                                                                 ========

SFAS 115 requires that unrealized gains and losses on available-for-sale securities, other than those relating to a reduction in value determined to be other than temporary, be recorded as direct charges and credits to "Net unrealized gains (losses) on securities" included in Equity Capital. The changes in this equity account for the six months ended June 30, 1994 are as follows:

                                                                                (Amounts in
                                                                                  Thousands)
Net unrealized gains (losses) on securities:

  Net unrealized loss on marketable equity securities at December 31, 1993..... $     (29)
  Effect of implementation of SFAS 115 (above).................................   171,436
  Net change during period, net of $98.8 million reduction in valuation allowance for deferred policy acquisition costs, $19.3 million adjustment of certain policyholder liabilities, and $128.1 million deferred
    federal income tax impact...............................................     (237,850)
                                                                                _________
  Net unrealized loss on securities at June 30, 1994........................    $( 66,443)
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


Note 2.  Investments

The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result  in  the  selection  of  investments  for  sale  prior  to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire Fixed Maturity portfolio is classified as "available for sale" at June 30, 1994 and December 31, 1993. These securities are carried in the accompanying balance sheets at market value as of June 30, 1994 and at lower of aggregate amortized cost or market value at December 31, 1993. The Company's investments in preferred stocks (other than redeemable preferred stocks) and common stocks ("Equity Securities") are carried at market value in the accompanying balance sheets at June 30, 1994 and December 31, 1993. The cost and market value of the Company's consolidated investments in Fixed Maturities and Equity Securities at June 30, 1994 and December 31, 1993 are presented below:

                                                                         Net
                                               Adjusted               Unrealized
                                                 Cost       Market       Loss
                                            ___________   _________   __________
June 30, 1994:
  Fixed Maturities......................    $5,020,569   $4,917,197    $(103,372)
  Equity Securities.....................         8,502        8,169         (333)
                                                                       __________
                                                                        (103,705)
  Valuation allowance for deferred
   policy acquisition costs relating
   to market value adjustment for
   certain fixed maturities.............                                  (1,108)

  Adjustment of certain policyholder
   liabilities relating to market
   value adjustment for certain
   fixed maturities.....................                                   2,593

  Tax effect............................                                  35,777
                                                                       __________
   Net unrealized loss on securities
    included in Equity Capital..........                               $( 66,443)

                                                                       ==========

December 31, 1993:
  Fixed Maturities......................    $4,751,681   $5,132,024    $ 380,343
                                                                       ==========

  Equity Securities.....................         9,234        9,205          (29)
                                                                       ==========
   Net unrealized loss on equity
    securities included in Equity Capital                                $   (29)
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

At June 30, 1994, consolidated invested assets included $201 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments are carried at their aggregate market value of $200 million at June 30, 1994 and, based on market value, represent less than 3% of consolidated total assets at that date. Approximately $22 million of these investments (at market, approximately equal to adjusted cost) are classified as problem securities at that date and, of that amount, approximately $16 million (at market) represented securities in default at June 30, 1994. Also at June 30, 1994, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $29 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $29 million.

Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of June 30, 1994 and December 31, 1993, the number of such shares used for this purpose was 23.139 million and 22.942 million, respectively.



Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the six and three month periods ended June 30, 1994 and 1993:

                                                       Six Months Ended             Three Months Ended
                                                            June 30                       June 30
                                                      __________________            __________________

                                                       1994         1993             1994         1993
                                                       ____         ____             ____         ____

                                                             (Shares and Amounts in Thousands
                                                                   except Per Share data)
    Net income....................................    $ 47,788    $ 44,196          $ 24,164    $ 23,734
                                                      ========    ========          ========    ========

    Weighted average common shares
      outstanding, net of treasury shares.........     22,755       22,532
    Add - common share equivalents of:
      Preferred Stock - Series A..................         39           45
      Preferred Stock - Series B..................         16           17
      Outstanding stock options
         - treasury stock method..................        171          278
                                                       ______       ______

    Total common shares and
      common equivalent shares....................     22,981       22,872
                                                       ======       ======


    Net income per share..........................     $ 2.08       $ 1.93            $ 1.05      $ 1.03
                                                       ======       ======            ======      ======

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

                                           June 30,      December
                                             1994        31, 1993
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $ 10,377      $ 11,914
Other reinsurance recoverable amounts...    130,576       123,009
                                           ________      ________

                                           $140,953      $134,923
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                       Six Months                Three Months
                                                     Ended June 30               Ended June 30
                                                 ______________________      ______________________

                                                   1994          1993          1994          1993
                                                 ________      ________      ________      ________

              (Amounts in Thousands)

  Premiums, before reinsurance ceded.........    $524,756      $511,436      $280,816      $265,191
  Premiums ceded.............................      38,862        40,449        22,118        20,141
                                                 ________      ________      ________      ________
  Net premiums...............................    $485,894      $470,987      $258,698      $245,050
                                                 ========      ========      ========      ========



  Other considerations, before reinsurance
     ceded...................................    $ 99,311      $ 90,625      $ 51,291      $ 47,023
  Other considerations ceded.................       7,074         6,025         3,584         3,583
                                                 ________      ________      ________      ________
  Net other considerations...................    $ 92,237      $ 84,600      $ 47,707      $ 43,440
                                                 ========      ========      ========      ========



  Benefits to policyholders and beneficiaries,
    before reinsurance recoveries............    $397,764      $395,533      $201,722      $195,225
  Reinsurance recoveries.....................      31,687        26,222        15,907        14,109
                                                 ________      ________      ________      ________
  Benefits to policyholders and beneficiaries,
    net of reinsurance recoveries............    $366,077      $369,311      $185,815      $181,116
                                                 ========      ========      ========      ========

Note 6.  Refinancing Transaction


Notes payable at June 30, 1994 includes $100 million borrowings under a revolving credit agreement between the Company and The Bank of New York (as agent) which commenced on May 13, 1994. The credit agreement expires on May 12, 1995, at which time all borrowings thereunder must mature, subject to extension of the agreement for a period of 364 days at the option of the various participating banks and the Company. The credit agreement provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million. The proceeds of the initial $100 million borrowing thereunder on May 13, 1994, at an interest rate of 5.65% for a six-month period, were utilized to repay $100 million maturing bank indebtedness under a previous two-year revolving credit agreement.

                     USLIFE Corporation

          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Financial Condition
___________________

The liquidity requirements of the Company are met primarily by cash flows from operations of the life insurance subsidiaries and accumulated funds at the subsidiary level. These internal sources of liquidity are complemented by such external sources as available bank lines of credit and revolving credit agreements and the ability of the Company to utilize capital markets for intermediate and long-term financing. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and policy loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable, which are subject to random fluctuations from the timing of securities transaction settlements and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first half of 1994 was $113.6 million.

On a consolidated basis, net cash provided by operating activities amounted to $106.1 million for the first half of 1994, compared to $131.8 million for the corresponding period of 1993. As indicated above, these amounts reflect changes in accounts payable and receivable which are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $97.9 million in the first half of 1994 versus $96.6 million in the corresponding 1993 period. First half 1994 cash flows from operating activities included $38.5 million from the aggregate change in liability for future policy benefits and amounts due policyholders, versus $26.6 million in the corresponding 1993 period, reflecting various factors including timing fluctuation in claims payments. Interest credited to policyholder account balances increased to $94.5 million in the first half of 1994 versus $89.7 million in the corresponding 1993 period, reflecting the increase in policyholder account balances relating to individual annuities and universal life insurance contracts with the impact of reductions in credited rates of interest on certain contracts a partial offsetting factor as discussed under "Results of Operations." The portion of policyholder account balances relating to individual annuities was approximately $1.8 billion at June 30, 1994 versus $1.5 billion at June 30, 1993, with the balance relating to universal life insurance contracts. Interest rates credited on these universal life and individual annuity contracts may be adjusted periodically by the Company. Subject to any applicable surrender charges, the Company's universal life insurance products and individual annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition for investment and insurance funds, and perceived financial strength of the insurer. These contracts are generally supported by the Company's investment portfolios, which are primarily comprised of investment grade, publicly traded corporate bonds. Substantially all of the Company's interest sensitive life insurance and annuity contracts provide for imposition of a surrender charge in the event of policy surrender during a specified initial period commencing with contract inception, typically ten to fifteen years for universal life insurance and five to seven years for individual annuities, with the significance of this charge often subject to reduction over the applicable period or during the later portion thereof. The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset / liability management strategy and are classified as "available for sale." Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed. The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders of these contracts were experienced, the cash flow requirements associated with such surrenders could conceivably require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. Any additional cash flow requirements would be met through the sources of liquidity described earlier. Net additions to deferred policy acquisition costs amounted to $16.7 million in the 1994 period versus $18.6 million in the 1993 period. The decline of approximately $2 million reflected a lower level of individual annuity sales during the 1994 period which offset the impact of increased sales of individual life and credit insurance products. As discussed further below, this decline in annuity sales is also reflected in the increase in policyholder account balances included in net cash provided by "financing" activities. Increased amortization of deferred policy acquisition costs during the 1994 period, reflecting various factors including the greater volume of individual annuity contracts in force as indicated above, also contributed to the decline in net additions.

Net cash flows provided by consolidated financing activities amounted to $167.9 million in the first half of 1994 versus $221.9 million in the corresponding 1993 period. Increases in policyholder account balances amounted to $135.1 million in the first half of 1994 versus $210.8 million in the corresponding 1993 period. Previous management actions to slow the rate of individual annuity sales, with objectives including diversification of sales mix and production sources, was a major factor in the $76 million variance. Reflecting this management action, gross premiums on single premium annuities for the first half of 1994 amounted to $117.0 million versus $178.8 million for the corresponding 1993 period. Cash flows from financing activities for the first half of 1994 reflect a refinancing transaction in which the Company borrowed $100 million in May 1994, classified as notes payable, under a revolving credit agreement commenced at that time with The Bank of New York (as agent) which provides for term loan borrowings up to $150 million. The proceeds of this borrowing were utilized to repay to repay $100 million "current maturities of long term debt" under a previous two-year revolving credit facility which expired in May 1994. See Note 6 of Notes to Financial Statements for further information. The remaining $45 million increase in notes payable relates primarily to working capital requirements. Cash flows from financing activities for the first half of 1993 included refinancing transactions in which the Company issued a total of $300 million principal amount of debt securities under shelf registration statements. The proceeds of these issues were utilized in connection with the redemption of the Company's $50 million issue of 8.875% Notes due 1995 and its $100 million issue of 8.375% Notes due 1996, and to repay $150 million of variable rate bank debt.

Net cash used in investing activities amounted to $277.3 million in the first half of 1994, compared to $348.1 million in the corresponding 1993 period, reflecting the greater increase in policyholder account balances in the
1993 period. The $363.7 million and $515.5 million disposals of fixed maturity investments included in cash flows from investing activities for the first half of 1994 and 1993 included, respectively, $179 million and $446 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. The majority of the 1994 period redemptions were experienced during the first quarter. Fixed maturity disposals during the 1994 period also reflected sales of certain lower yielding securities with the objective of reinvestment of proceeds in securities of similar quality, with higher available interest rates. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments. The impact of calls of higher yielding securities out of the investment portfolio and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available interest rates is discussed under "Results of Operations."

At June 30, 1994, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with six banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $110.5 million. Also at that date, the Company had available a revolving credit agreement with Chemical Bank which provides term loan borrowing facilities up to $100 million, under which no borrowings were outstanding. The Company's short term borrowings were utilized primarily for working capital requirements.

At June 30, 1994, the Company had aggregate long term debt and Equity Capital ("Total Capitalization") of $1.285 billion versus $1.315 billion at December 31, 1993. Equity Capital at June 30, 1994 reflects a reduction of $66.4 million for "Net unrealized losses on securities" associated with the Company's first quarter 1994 adoption of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as discussed in Note 1 of Notes to Financial Statements. Excluding the impact of this adjustment, Equity Capital would have increased approximately $36 million for the first half of 1994, reflecting the Company's $47.8 million net income partially offset by $14.1 million dividends paid to shareholders. The Total Capitalization of $1.285 billion at June 30, 1994 consisted of $349.3 million long term debt (27.2%) and $935.9 million Equity Capital (72.8%). At December 31, 1993, Total Capitalization of $1.315 billion consisted of $349.2 million long term debt (26.6%) and $966.0 million Equity Capital (73.4%). The $349.3 million outstanding long term debt at June 30, 1994 includes issues of debt securities with scheduled maturities of approximately $150 million in 1998, $50 million in 1999, and $150 million in 2000. The terms of the $50 million issue due in 1999 permit repayment prior to the scheduled maturity date (commencing in June, 1996) at the option of the Company. While it is currently anticipated that the major portion of the long term debt will be repaid using bank borrowings or the net proceeds of debt and/or equity or combination securities to be issued at future dates, determination of the timing and amount of such repayments, borrowings and securities issues will be dependent upon future market conditions, future cash flows, and other unforeseen circumstances.



Results of Operations
_____________________


Six Months Ended June 30, 1994 compared to
Six Months Ended June 30, 1993

For the six months ended June 30, 1994, net income amounted to $47.8 million versus $44.2 million for the comparable period of 1993, an increase of $3.6 million or 8.1%. The $47.8 million net income for the first half of 1994 included net capital gain transactions with an after-tax impact of $320 thousand, while 1993 period results included an after-tax charge of $657 thousand from net capital loss transactions. The net capital gains reported for the 1994 period reflected $12.6 million pre-tax gains on disposals of fixed maturity investments, which were essentially offset by additions to valuation reserves for certain investments with loss exposure. The net capital losses reported for the 1993 period reflected pre-tax losses of $3.0 million from disposal of certain real estate and mortgage investments as well as additions to valuation reserves for certain investments with loss exposure which, together, more than offset pre-tax capital gains of approximately $23.7 million from disposals of fixed maturity investments. As discussed under "Financial Condition," a substantial portion of disposals of fixed maturity investments during the first half of 1994 (and the corresponding 1993 period) related to securities which were called for redemption by the respective issuers prior to maturity. It should be noted that reported net income for the first half of 1993, which preceded the enactment of the Federal corporate income tax rate increase from 34% to 35%, reflects Federal income tax provision at the former, lower rate. It is estimated that the tax rate increase had a negative impact of approximately $740 thousand on comparative first half results as reported.

Excluding the capital gains and losses discussed above, consolidated after-tax income amounted to $47.5 million for the first half of 1994 versus $44.9 million for the corresponding 1993 period, an increase of $2.6 million or 5.8%. On a similar basis, after-tax income of the life insurance subsidiaries increased $2.4 million or 3.8%. This increase came primarily from an improved results on group health and credit disability insurance products, accompanied by an increase in pre-tax profits from the individual life and annuity product line, as discussed below. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $18.2 million in the first half of 1994, approximating the $18.4 million reported for the comparable 1993 period.

Comparative first half results benefited from lower interest rates on long term debt resulting from first quarter 1993 refinancings as discussed under "Financial Condition." Subsequent to these refinancings, in June 1993, the Company utilized the proceeds of its $150 million issue of 6.375% Notes due 2000 to repay short term variable rate bank debt which, at the time of repayment, had a weighted average interest rate of approximately 3.6%. The impact of this refinancing offset the comparative impact of the first quarter 1993 long term debt refinancings. Corporate charges reflect, among other factors, interest expense associated with financing of repurchases of the Company's common stock under the treasury stock repurchase program.

As indicated above, the increase in life insurance subsidiary after-tax income for the first half of 1994 versus the corresponding 1993 period is primarily attributed to improved results on group health and credit disability insurance products, accompanied by an increase in pre-tax profits from the individual life and annuity product line. A discussion of the Company's various product lines, excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $92.7 million for the first half of 1994 versus $91.9 million for the corresponding 1993 period. The increase of $848 thousand reflected favorable mortality experience which more than offset slightly lower gains from investment income margins. The impact on these margins from redemptions of securities by their respective issuers and adjustments of credited interest rates on certain products by the Company is discussed below.

Direct written premiums for credit life insurance coverages increased approximately $6.6 million or 16% versus the first half of 1993. Pre-tax results for these products were approximately at break-even level for the first half of both 1994 and 1993. It should be noted that pre-tax profits on these products are anticipated to be realized when currently written premiums are earned in future periods rather than during the period of sale.

A pre-tax profit of approximately $1.1 million was reported for the Company's other life insurance lines of business for the first half of 1994 versus $2.7 million for the corresponding 1993 period, a negative variance of $1.6 million. These lines include employer / association group life insurance, group mortgage life insurance, and certain specialty and miscellaneous products. The negative variance was attributed primarily to less favorable results from group mortgage life insurance, and poor 1994 period mortality results on a certain group accidental death coverage program which is being terminated. Pre-tax profits from employer / association group life insurance products were $1.8 million for the 1994 period, approximately equal to results of the corresponding 1993 period.

Pre-tax profits from the credit disability product line amounted to $2.8 million for the first half of 1994, versus $664 thousand in the corresponding 1993 period, reflecting more favorable morbidity experience during the 1994 period.

Total pre-tax income from employer / association group health insurance coverages amounted to $3.8 million for the first half of 1994, versus $1.6 million for the corresponding 1993 period. The favorable variance of approximately $2 million came primarily from a decrease in legal and other expenses relating to an association group health marketing organization which had declared bankruptcy. These expenses, which were the major contributing factor in a $2.7 million first half 1993 pre-tax loss ascribed to "association" products included in the employer / association group health line, were subsequently mitigated as this matter was essentially resolved. Residual expenses relating to this matter are not expected to have a material adverse impact on consolidated results of operations. The improvement in pre-tax earnings also reflected more favorable morbidity experience during the 1994 period which, together with expense reduction measures, more than offset the impact of reduced premium income on this line. Premium income from employer / association group health insurance coverages amounted to $205 million in the first half of 1994 versus $220 million in the corresponding 1993 period, with the decline of about $15 million or 7% associated with a higher than anticipated level of lapses and a lower level of major medical sales attributed to recent "community rating - open enrollment" legislation in New York and other states. Since group life insurance is often sold in conjunction with medical sales, there was also a negative impact on sales of certain group life insurance products. The New York legislation, applicable to insured group medical plans with less than fifty employees, permits carriers to use pre-existing condition exclusions to protect against adverse selection, but prohibits the use of age and sex factors in rating and requires that average rates be used for the aforementioned plans. Similar legislation is contemplated or has been enacted in various other states, and various health care reform proposals have emerged at the Federal level. In response to current and anticipated health insurance reform, the Company announced in December 1993 that it would restrict its sales of new major medical business to 21 states, including New York, in which it has a significant amount of in-force business, while continuing renewals of this business in all states. Also during 1993, a number of modifications were introduced to the Company's stand-alone group life, long term disability and dental insurance products with the goal of increasing the proportion of business from non-major medical lines. Based on preliminary analysis, the Company does not currently anticipate a material adverse impact on its consolidated operations to result from enacted state legislation or the actions taken with respect to this line of business. The Company continues to carefully monitor developments in the health care reform area and to explore its alternatives, but cannot predict how legislative changes at the Federal level will affect its business in the health insurance area unless and until such changes are adopted.

A pre-tax profit of $800 thousand was reported for the Company's other health and disability lines of business for the first half of 1994, versus a pre-tax loss of $1.8 million for the corresponding 1993 period. These lines include group mortgage disability insurance, coverages issued upon conversion of certain group health insurance products, and certain specialty and miscellaneous group health and disability products. The 1993 period pre-tax loss came primarily from unfavorable morbidity experience on group mortgage disability insurance and certain specialty coverages included in this product line, while the $2.6 million favorable first half variance reflected improvements in this morbidity experience.

Total revenues of the life insurance subsidiaries in the 1994 period amounted to $809.3 million, an increase of $27.3 million or 3.5% over the same period of 1993, primarily on increases of $22.7 million (or 4.1%) and $6.2 million (or 2.9%) in premiums and considerations and net investment income, respectively. The increase in premiums and considerations came primarily from life insurance products, most significantly the individual life insurance and annuity product line. A decrease in employer / association group health insurance premiums, reflecting the impact of recent state legislation as discussed above, was a partial offset. Premiums and other considerations from individual life insurance and annuity products amounted to $213 million in the 1994 period, compared to $194 million in the 1993 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales of traditional life insurance products during the first half of 1994. Net investment income of the life insurance subsidiaries increased $6.2 million, as noted above, reflecting a larger investment base in the 1994 period. The pre-tax annualized yield declined from 8.39% in the 1993 period to 7.87% in the first half of 1994, as a decline in market interest rates resulted in redemptions of higher yielding securities out of the Company's investment portfolio, particularly during 1993 and into the first quarter of 1994 (see "Financial Condition") and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available interest rates. In this connection, it should be noted that the Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Investment income gains represent the spread between interest earned on the investment portfolio and interest credited to policyholders. These gains, on certain products, benefited during 1993 as reductions in credited rates of interest were implemented at selected dates as contractually permitted while reductions in investment income arising from bond redemptions by the respective issuers were experienced over the course of the year. During the 1994 period, these investment income gains tended to stabilize rather than increase, due to realization of the full impact of the investment income reductions associated with the earlier redemptions. During the second quarter of 1994, first year credited interest rates offered on several of the Company's deferred and immediate annuity contracts were increased, with the amount of increase varying based on the type of contract. Additionally, as of July 1, 1994, the Company increased credited renewal rates of interest from 4.50% to 4.75%, effective at the anniversary dates of the affected contracts, for certain annuity products representing about two-thirds of the Company's deferred annuities in force at June 30, 1994. First year rates on these products were similarly adjusted, commencing at that date. The prospective impact of these rate adjustments on reported results will be dependent upon various factors including future sales, surrender levels, and investment portfolio yield.

Total benefits and expenses of the life insurance subsidiaries increased $22.4 million or 3.3% over the same period of 1993. Benefits to policyholders and beneficiaries amounted to $366.5 million in the 1994 period, versus $369.5 million in the 1993 period. The decrease came primarily from reduced group health insurance volume, particularly in major medical business, relating to policy lapses attributed to the impact of recent state legislation as previously discussed. Interest credited to policyholder account balances increased $4.7 million (or 5.3%), reflecting the increased volume of universal life-type and individual annuity contracts in the 1994 period with the impact of reductions in credited rates of interest on certain contracts, primarily during 1993, a partial offsetting factor. Interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, were typically at the 5% level during the 1993 period and slightly below that level during the 1994 period. Interest rates credited on the Company's universal life insurance contracts typically ranged from 7.5% to 6.5% during the 1993 period and from 7.0% to 6.0% during the 1994 period. An increase in future policy benefits of $32.6 million was recorded for the 1994 period, versus $17.9 million for the corresponding 1993 period, with the $14.7 million variance primarily associated with increases in premiums on traditional individual life and credit insurance coverages. Amortization of deferred policy acquisition costs increased to $78.4 million in the 1994 period from $74.6 million in the corresponding 1993 period, reflecting various factors including the increased volume of individual life and annuity business in force during the 1994 period. An aggregate increase of $2.2 million or 1.7% was recorded in commissions, general expenses, and insurance taxes and licenses. Volume related increases from the individual life and credit life and disability insurance lines of business were partially offset by decreases associated with reduced group health insurance volume and alleviation of legal and other expenses relating to the bankruptcy of an association group health marketing organization, as discussed above.

At June 30, 1994, consolidated invested assets included approximately $201 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate market value of approximately $200 million at June 30, 1994 and, based on market value, represent less than 3% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

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

Three Months Ended June 30, 1994 compared to
Three Months Ended June 30, 1993

For the three months ended June 30, 1994, net income amounted to $24.2 million versus $23.7 million for the comparable period of 1993, an increase of $430 thousand or 1.8%. Capital gains and losses had no material impact on reported results of operations for the second quarter of 1994 or 1993. Pre-tax gains on disposals of fixed maturity investments, amounting to $6.6 million and $16.1 million in the 1994 and 1993 periods, respectively, were essentially offset by additions to valuation reserves for certain investments with loss exposure and, in the 1993 period, a pre-tax loss of $1.1 million on disposal of certain real estate investments. As previously discussed, a substantial portion of disposals of fixed maturity investments during the second quarter of 1994 (and the corresponding 1993 period) related to securities which were called for redemption by the respective issuers prior to maturity. Disposals during the 1994 period also reflected sales of certain lower yielding securities with the objective of reinvestment of proceeds in securities of similar quality with higher available interest rates. It should be noted that reported net income for the second quarter of 1993, which preceded the enactment of the Federal corporate income tax rate increase from 34% to 35%, reflects Federal income tax provision at the former, lower rate. It is estimated that the tax rate increase had a negative impact of approximately $380 thousand on comparative second quarter results as reported.

Excluding the capital gains and losses discussed above, consolidated after-tax income amounted to $24.1 million for the second quarter of 1994 versus $23.7 million for the corresponding 1993 period, an increase of $394 thousand or 1.7%. On a similar basis, after-tax income of the life insurance subsidiaries increased $1.2 million or 3.6%. This increase came primarily from improved results from the credit insurance and employer / association lines as well as group mortgage insurance products. As discussed below, pre-tax profits from the individual life and annuity product line declined versus the second quarter of 1993, as the comparative 1993 period benefited from unusually favorable mortality experience. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $9.9 million in the second quarter of 1994, versus $9.1 million for the comparable 1993 period. The negative variance of $776 thousand reflects the impact on interest costs of the Company's June 1993 refinancing of short term variable rate bank debt with the proceeds of issuance of its 6.375% Notes due 2000 as previously discussed, as well as higher interest rates applicable to outstanding short term debt during the 1994 period.

As indicated above, the increase in life insurance subsidiary after-tax income for the second quarter of 1994 versus the corresponding 1993 period is primarily attributed to improved results from the credit insurance and employer / association lines as well as group mortgage insurance products. A discussion of the Company's various product lines, excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $48.0 million for the second quarter of 1994 versus $49.4 million for the corresponding 1993 period. The negative variance of $1.4 million reflected the benefit to second quarter 1993 results from unusually favorable mortality experience during that period. Although second quarter 1994 mortality experience was also favorable in comparison to levels anticipated in product pricing, the gains from this source were surpassed by those of the comparative 1993 period. Additionally, investment income gains were approximately equal in the 1994 and 1993 periods, reflecting the impact of previous redemptions of securities by their respective issuers as previously discussed.

A pre-tax loss of $678 thousand was reported for the credit life insurance line in the 1994 period, representing an improvement of approximately $1 million versus second quarter 1993 results, primarily on improved mortality experience. Despite the comparative improvement, mortality experience did not return to a level sufficient to result in an overall pre-tax profit for this line during the second quarter of 1994. Since certain states require rate modifications based on experience over a three-year interval, it is anticipated that the rating formulas should permit rate adjustments over the next several years that take into account the recent experience.

A pre-tax profit of approximately $1.6 million was reported for the Company's other life insurance lines of business for the second quarter of 1994 versus $1.1 million for the corresponding 1993 period, a favorable variance of $492 thousand. These lines include employer/association group life insurance, group mortgage life insurance, and certain specialty and miscellaneous products. The variance was attributed primarily to improved results on the employer / association group life insurance line, reflecting more favorable mortality experience in the 1994 period. Poor 1994 period mortality results on a certain group accidental death coverage program which is being terminated was a partial offset.

Pre-tax profits from the credit disability product line amounted to $1.2 million for the second quarter of 1994, versus $133 thousand in the corresponding 1993 period, reflecting an improvement in morbidity experience versus the unfavorable experience of the second quarter of 1993.

Total pre-tax income from employer / association group health insurance coverages amounted to $1.5 million for the second quarter of 1994, versus $1.2 million for the corresponding 1993 period. The variance of approximately $300 thousand was attributed to more favorable morbidity experience as well as alleviation of legal and other expenses relating to an association group health marketing organization which had declared bankruptcy, as previously discussed.

A pre-tax profit of $786 thousand was reported for the Company's other health and disability lines of business for the second quarter of 1994, versus a pre-tax loss of $804 thousand for the corresponding 1993 period. These lines include group mortgage disability insurance, coverages issued upon conversion of certain group health insurance products, and certain specialty and miscellaneous group health and disability products. The 1993 period pre-tax loss came primarily from unfavorable morbidity experience on group mortgage disability insurance and certain specialty coverages included in this product line, while the $1.6 million favorable second quarter variance reflected improvements in this morbidity experience.

Total revenues of the life insurance subsidiaries in the 1994 period amounted to $423.9 million, an increase of $19.4 million or 4.8% over the same period of 1993, primarily on increases of $18.0 million (or 6.2%) and $4.1 million (or 3.8%) in premiums and considerations and net investment income, respectively. The increase in premiums and considerations came primarily from life insurance products, most significantly the individual life insurance and annuity product line. A decrease in employer / association group health insurance premiums, reflecting the impact of recent state legislation as discussed above, was a partial offset. Premiums and other considerations from individual life insurance and annuity products amounted to $112 million in the 1994 period, compared to $101 million in the 1993 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales of traditional life insurance products during the second quarter of 1994. Net investment income of the life insurance subsidiaries increased $4.1 million, as noted above, reflecting a larger investment base in the 1994 period which more than offset the impact of a decline in investment yield as discussed above.

Total benefits and expenses of the life insurance subsidiaries increased $19.0 million or 5.4% over the same period of 1993. Benefits to policyholders and beneficiaries amounted to $185.9 million in the 1994 period, versus $181.0 million in the 1993 period. The increase was primarily attributed to a volume related increase in benefits on individual life insurance coverages, which more than offset a decrease in group health insurance benefits associated with reduced premium income in that line. As previously discussed, the latter reduction stems primarily from major medical business and relates to policy lapses attributed to the impact of recent state legislation. Interest credited to policyholder account balances increased $2.5 million (or 5.6%), reflecting the increased volume of universal life-type and individual annuity contracts in the 1994 period with the impact of reductions in credited rates of interest on certain contracts, primarily during 1993, a partial offsetting factor. An increase in future policy benefits of $28.9 million was recorded for the 1994 period, versus $19.9 million for the corresponding 1993 period, with the $9.0 million variance primarily associated with increases in premiums on traditional individual life and credit insurance coverages. An aggregate increase of $2.6 million or 4.1% was recorded in commissions, general expenses, and insurance taxes and licenses. Volume related increases from the individual life and credit life and disability insurance lines of business were partially offset by decreases associated with alleviation of legal and other expenses relating to the bankruptcy of an association group health marketing organization, as discussed above.

                   OTHER FINANCIAL INFORMATION




The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of June 30, 1994 and December 31, 1993, the consolidated results of operations for the six and three month periods ended June 30, 1994 and 1993, and consolidated cash flows for the six month periods then ended, have been included in the accompanying financial statements.

                   Part II - Other Information


Item 1.  Legal Proceedings
         _________________


In March 1992, All American Life Insurance Company ("All American") terminated the right of Doug Ruedlinger, Inc. (the "Managing General Agent" or "DRI") to sell college medical insurance on behalf of All American. All American had entered into an arrangement with the Managing General Agent for sales and the administration of student accident and health policies, embodied in an Exclusive Agency Agreement. In April 1992, All American terminated the Managing General Agent's Exclusive Agency Agreement. The Exclusive Agency Agreement was terminated as a result of the failure of the Managing General Agent to secure adequate reinsurance as required under that contract, and to meet other contractual obligations. Subsequent to the termination of the Exclusive Agency Agreement, the Managing General Agent ceased processing and paying claims under All American policies, and All American assumed these functions. The Managing General Agent then commenced arbitration proceedings against All American before the American Arbitration Association based upon the termination of the Exclusive Agency Agreement (the "Arbitration Proceeding"). All American then commenced an action against the Managing General Agent in the United States District Court for the District of Kansas (All American Life Insurance Co. v. Doug Ruedlinger, Inc. and First Benefits, Inc. ("FBI") (the "Kansas litigation") seeking a Temporary Restraining Order (which was granted), and damages for breach of contract and breach of fiduciary duty; All American also secured a preliminary injunction prohibiting the Managing General Agent from, among other things, collecting premiums, placing any insurance on behalf of All American, or in any way holding itself out as representing All American. All American subsequently filed an amended complaint adding corporations and individuals affiliated with the Managing General Agent as party defendants (the "Ruedlinger Defendants") and alleging claims ranging from civil RICO violations to a claim for common law fraud. The Managing General Agent's Errors and Omissions carrier, Transamerica Insurance Company ("Transamerica"), intervened in the Kansas litigation to deny coverage for the claims asserted against the Managing General Agent in the Arbitration Proceeding and the Kansas litigation, which allegedly fell under the coverage of Transamerica's Errors and Omissions Policy (the "Policy"). In March 1993, All American entered into an Assignment Agreement with Merchants National Bank ("Merchants" or, the "Bank") (the Managing General Agent's former bank). The Bank had asserted a security interest in premiums and reinsurance recoveries on the policies at issue, and had intervened in the Kansas litigation seeking to enforce these alleged security interests. Through the Assignment Agreement, All American purchased all of the Bank's right, title and interest in and to the Managing General Agent's assets, as well as the assets of its parent and affiliates, pursuant to certain loan documents executed by the Managing General Agent and its parent and affiliates. Pursuant to the terms of the Assignment Agreement, all claims asserted by All American and the Bank, against each other, were dismissed. By consent order dated May 25, 1993, the Kansas litigation was stayed by the Court. The Court in the Kansas litigation lifted the stay in that case solely to permit All American to file a second amended complaint in that action, which was identical to the prior pleading except that it set forth an additional claim against an affiliate of the Managing General Agent, Fund Insurance Company, Ltd. ("FICL"), based on a promissory note that was assigned to All American by the Bank under the Assignment Agreement. FICL is a Bermuda insurance company that was already a defendant in the Kansas litigation, and is owned by a Kansas corporation known as The Ruedlinger Company, Inc. Among the loan documents assigned to All American by the Bank pursuant to the Assignment Agreement was a written guaranty by Douglas O. Ruedlinger ("Ruedlinger"), guarantying the full indebtedness represented by the loan documents. Prior to the execution and delivery of the Assignment Agreement, the Bank had commenced an action against Ruedlinger in the Kansas State Court of Shawnee County, Merchants National Bank v. Douglas O. Ruedlinger, 92CV1432 based on that guaranty (the "Guaranty Action"). In April 1993, after the Assignment Agreement, All American was substituted as plaintiff in that action. All American then moved for summary judgment, and by Order and Judgment dated September 15, 1993, the Court awarded All American final judgment against Ruedlinger personally for an amount in excess of $2.4 million. On June 24, 1994 the Kansas Court of Appeals unanimously affirmed that judgment. Ruedlinger has filed a petition for review of the Court of Appeals decision by the Kansas Supreme Court.

The arbitration hearings between All American and the Managing General Agent, which began in October 1992, and which by January 1993 were substantially completed (the "Arbitration Proceeding"), were effectively stayed on January 19, 1993, when the Managing
General Agent, and its captive third-party administration affiliate FBI, filed Chapter 11 reorganization bankruptcy petitions (the "DRI Bankruptcy Cases"). In April 1993, the Bankruptcy Court converted those bankruptcy reorganization proceedings to Chapter 7 liquidations and appointed a trustee to administer the debtors' estates (the "DRI Trustee"). All American moved in those bankruptcy proceedings to lift the stay imposed by the bankruptcy filings to permit the Arbitration Proceeding to be concluded, which motion was granted by the Court in August, 1993.

In December 1993, All American negotiated a settlement with the DRI Trustee and Transamerica in the DRI Bankruptcy Cases (the "DRI Bankruptcy Settlement"). Under the terms of that settlement, which was approved by the bankruptcy court at a hearing on December 16, 1993, and later by written order dated

January 25, 1994, all claims asserted, or which could have been asserted against All American by DRI, FBI, the DRI Trustee and Transamerica were dismissed, with prejudice. In addition, the DRI Trustee consented to the entry of an award in the Arbitration Proceeding whereby; (i) the arbitrators would find in favor of All American on all of its claims, including a finding that the termination of DRI's Exclusive Agency Agreement was proper and for cause; (ii) finding against DRI on all of its claims; and
(iii) further entering a monetary award in All American's favor against DRI and FBI in the sum of $17 million (the "General Claim"). Also in connection with the DRI Bankruptcy Settlement, Transamerica agreed to pay to All American the sum of $200 thousand to settle All American's claim under Transamerica's Policy. As consideration for this payment, All American agreed to subordinate its claims to all other allowed claims in the DRI Bankruptcy Cases, and to dismiss and release certain claims against DRI, FBI, and certain of the Ruedlinger Defendants. Expressly exempted from the release were claims against FICL, Ruedlinger in the Guaranty Action, Wheatland (as defined below) and various other entities under the Merchants loan documents, and various other entities controlled by Ruedlinger.

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

In July 1993, the Judge in an action entitled Sheldon Whitehouse, as Receiver for United International Insurance Company ("UIIC")
v. Douglas O. Ruedlinger, et al., pending in the United States District Court for the District of Kansas, 92-4255 (RDR), permitted the plaintiff-Receiver to amend his complaint to add All American as a defendant in that case, and to assert claims against All American for an accounting and for money damages, which complaint was served on All American. In that action it is alleged that over $300 thousand in UIIC premiums were used by FBI to pay All American insured's claims, and that UIIC's Receiver is entitled to a refund of those funds. All American intends to vigorously oppose that action. That action has also been stayed pursuant to a separate consent order issued by the Court. In August, 1993, All American filed a claim in the UIIC receivership action in Rhode Island, in which All American claimed that $87 thousand of its premiums were used by FBI to pay claims of UIIC's insureds. The Receiver has taken no position with respect to this claim.

In December 1993, All American settled all potential claims by or against the National Federation of State High School Associations (the "Federation"). The Federation was an insured under a student accident medical payment insurance policy placed by DRI. The policy provided excess insurance to the Federation over a 55% self-insured program for the Federation members. All American and the Federation were involved in a dispute as to when All American's coverage applied. All American contended that its coverage was excess to the self-insured program, and the Federation contended that All American's insurance obligation was primary coverage. The Federation also threatened to bring an action against All American claiming that, since June 1992, All American had collected certain premiums directly from Federation insureds and further alleging that part of those premiums were Federation member dues for the self-insured program. The Federation threatened to seek an accounting from All American, and to the extent that DRI was All American's Managing General Agent, the Federation stated that it would allege that All American was liable to it for over $1.5 million in Federation dues were misappropriated by DRI. In July 1992, All American entered into a standstill agreement with the Federation, which provided that All American would advance claim payments to Federation insureds for all claims under both the self-insured program and All American's insurance policy, subject to the resolution of the coverage dispute. All American advanced over $750 thousand for such claim payments. In December 1993, All American settled all claims by and against the Federation whereby the Federation has agreed to pay $100 thousand to All American in installments. The Federation and All American have agreed to exchange general releases as part of this settlement.

Starting in June 1991, and through April 1992, DRI filed several claims with reinsurers of All American's insurance under reinsurance treaties issued for the school years 1988-1989, 1989-1990, and 1990-1991. As of June 1992, the outstanding reinsurance claims filed by DRI totaled to approximately $3.5 million. After a preliminary audit of DRI conducted by the reinsurers in February 1992, the reinsurers informed DRI that they would not pay any further claims until a full audit was completed. Among the questions raised by the reinsurers at that audit were (i) whether DRI improperly included a 5% TPA fee as part of loss adjustment expense when filing the aggregate stop loss claims; (ii) whether the reinsurance treaties covered illness claims; and (iii) whether DRI's tack-on premiums should have been included in calculating the premium component of the stop loss policies' attachment point, and the reinsurance premiums. The reinsurers claim that all three procedures were improper. All American had demanded payment of these outstanding claims, which is currently the subject of negotiations between All American and the reinsurers. Certain of the reinsurers have settled with All American, which when completed, will represent payments to All American of over $230 thousand. Other reinsurers have indicated that they will demand the refund of sums previously paid by them to DRI on certain aggregate claims that the reinsurers contend were improper. All American submitted claims to the reinsurers for the 1991-1992 year of account totaling over $3 million on an excess of loss treaty in effect for this period. These reinsurers, which for the most part were different from the prior years' reinsurers, denied coverage for the vast majority of the claims submitted and refused to pay any claims without a thorough audit. All American has reached settlements with reinsurers possessing over 85% of the participation interests in this period's treaties by agreeing to rescind these treaties, which have resulted in premium refund payments to All American totaling over $900 thousand. All
American is  continuing  to  negotiate  with  the  remaining  few
reinsurers.       All   American's   likelihood   of   recovering
significantly more of these reinsurance billings is currently uncertain.

All American  has taken  a one-time,  after-tax charge  of  $10.6 million to establish a reserve for amounts receivable from the Managing General Agent. Management is of the opinion that any additional losses that might be suffered will not have a material adverse impact on the consolidated Equity Capital of the Company.


In November 1981 the Company and certain of its subsidiaries filed a third amended complaint against a former registered representative and certain of his affiliated companies and individuals and against certain former officers of USLIFE Savings and Loan Association ("USLIFE Savings", a former subsidiary of the Company) for indemnification, injunctive relief and accounting (USLIFE Savings and Loan Association v. Louis Wilcox, et al., Superior Court of the State of California for the County of Riverside). In the complaint, the Company, its subsidiaries and USLIFE Savings sought to recover all damages and losses incurred by them as defendants in actions related to the activities of the aforementioned former registered representative as well as attorneys' fees and costs incurred in defending against such actions. In April 1984, defendant Louis M. Wilcox, a former officer of USLIFE Savings, filed a cross complaint in this action. Wilcox seeks special damages in the amount of not less that $15 thousand, general damages of $1 million, and punitive damages of $10 million. In 1986, Wilcox's causes of action for malicious prosecution and abuse of process were dismissed. In 1989, Wilcox voluntarily dismissed the remainder of his case and appealed the 1986 decision dismissing his causes of action for malicious prosecution and abuse of process. On appeal, the dismissal of the cause of action for malicious prosecution was reversed. The dismissal of the cause of action for abuse of process was upheld. Trial was scheduled to begin in June, 1993. Pursuant to the Company's request, the case was bifurcated for trial. In July, 1993 the trial court, after hearing evidence on the issue, without a jury, decided that the

Company originally had probable cause to sue Wilcox. As this was dispositive of Wilcox's claim for malicious prosecution, the Court dismissed Wilcox's claims against the Company. A judgment in the Company's favor was entered in late 1993. Wilcox has appealed. The appeal is pending.

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

Reference is made to Item 1, Legal Proceedings, in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for a description of a federal court action entitled All American Life Insurance Company et al. v. Beneficial Life Insurance Company, et al. and related actions. There have been no material developments in these matters since the date of that report.

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

The Annual Meeting of Shareholders of USLIFE Corporation was held on May 17, 1994 at Schimmel Center, Pace University, New York,
New York. Gordon E. Crosby, Jr., Chairman of the Board, President and Chief Executive Officer of the Corporation, presided.

The shares represented at the meeting, either in person or by proxy, amounted to 18,721,545 or approximately 82% of the total shares of common and preferred stock outstanding as of the record date of March 31, 1994.

The following actions were taken by the shareholders at the meeting:

                                                           AGAINST         ABSTENTIONS
                                                             OR            AND BROKER
                                              FOR          WITHHELD         NON-VOTES
Election of Directors:

  John W. Riehm                            18,487,174       234,371              *
  Christopher S. Ruisi                     18,407,061       314,484              *
  William G. Sharwell                      18,483,878       237,667              *
  Beryl W. Sprinkel                        18,486,367       235,178              *

Approval of Non-Employee Directors'
Stock Option Plan                          17,537,688       905,793           278,064

Approval of Annual Incentive Plan          16,337,775     2,067,142           316,628

Approval of Restricted Stock Plan,
as Amended                                 17,324,326     1,003,268           393,951

Approval of 1991 Stock Option Plan,
as Amended                                 17,448,006       957,799           315,740

Approval of Book Unit Plan, As Amended     16,956,409     1,349,200           381,735  abstentions
                                                                               34,201  broker non- votes

Ratification of KPMG Peat Marwick as
the Company's Independent Auditor for
the year 1994                              18,535,943        67,863           117,739


* Pursuant  to New  York law,  abstentions and  broker non-votes  are not  counted toward the election of directors.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

10 (i) - Seventh amendment dated as of May 1, 1994 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr.

     (ii) - Sixth amendment dated as of May 1, 1994 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson.

     (iii) - Sixth amendment dated as of May 1, 1994 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi.

     (iv) - Fourth amendment dated as of May 1, 1994 to an employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson.

     (v) - Sixth amendment dated as of May 1, 1994 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey.

     (vi) - Sixth amendment dated as of May 1, 1994 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and John D. Gavrity.

     (vii) - Sixth amendment dated as of May 1, 1994 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Wesley E. Forte.


(b) No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended June 30, 1994.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          USLIFE Corporation
                                    _____________________________

                                             (Registrant)


   August 9, 1994                   By /s/ Greer F. Henderson

____________________                _____________________________

        Date                             Greer F. Henderson
                                          Vice Chairman and
                                        Chief Financial Officer