Form 10-Q
period 1994-09-30
USLIFE CORP
filed 1994-11-10
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994      or
                               __________________

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

The number of shares outstanding of the Registrant's Common Stock as of November 2, 1994 was 22,823,997.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  September 30, 1994 and December 31, 1993...............      3

  Summary Statements of Consolidated Net Income -
  For the Nine Months and Three Months Ended
  September 30, 1994 and 1993............................      5

  Statements of Consolidated Cash Flows -
  For the Nine Months Ended September 30, 1994 and 1993..      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     13

  Other Financial Information............................     27


Part II - Other Information..............................     28


Signatures...............................................     30

                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                 September 30, 1994 and December 31, 1993
           (Dollar amounts in thousands except per share data)


                                              September 30, 1994       December 31, 1993
                                              __________________       _________________
Assets
______

Cash:

  On hand and in demand accounts.............         $   52,604           $   60,321

  Restricted funds held in escrow, etc. .....              2,208                1,040
                                                      __________           __________

                                                          54,812               61,361
                                                      __________           __________

Invested assets (Notes 1 and 2):

  Fixed maturities available for sale:
   At market (cost, $5,125,773)..............          4,936,988                 --
   At lower of aggregate amortized cost or
    market (market, $5,132,024)..............                --             4,751,681

  Equity securities, at market (cost,
   September 30, 1994, $8,293; December
   31, 1993, $9,234).........................              7,848                9,205

  Mortgage loans.............................            314,502              361,095

  Policy loans...............................            284,359              282,090

  Real estate................................             48,402               43,434

  Other long term investments................              7,806                7,534

  Short term investments.....................             89,608               68,124
                                                      __________           __________

    Total invested assets....................          5,689,513            5,523,163

                                                      __________           __________

    Total cash and invested assets...........          5,744,325            5,584,524
                                                      __________           __________

Deferred policy acquisition costs
  (Notes 1 and 2)............................            770,844              741,927

Other receivables (net)......................            358,360              310,573

Property and equipment (net of accumulated
  depreciation of $36,335 at September 30,
  1994 and $34,444 at December 31, 1993).....             12,751               13,756

Prepaid expenses, deferred charges and
     other assets............................             90,035               89,461
                                                      __________           __________

     Total assets............................         $6,976,315           $6,740,241
                                                      ==========           ==========


See accompanying notes to financial statements.

                    USLIFE Corporation and Subsidiaries

                  Consolidated Balance Sheets (Unaudited)
                  September 30, 1994 and December 31, 1993
            (Dollar amounts in thousands except per share data)
                                (Continued)


                                                              September          December
                                                               30, 1994          31, 1993
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,504,109        $1,453,457
Policyholder account balances............................      3,567,573         3,322,265
Supplementary contracts without life contingencies.......          7,892             6,385
Policyholder dividend accumulations......................         20,183            20,106
Policy and contract claims...............................        148,715           155,629
Other policy and contract liabilities....................         30,411            28,992
Notes payable (Note 6)...................................        223,500            65,500
Current maturities of long term debt.....................              0           100,000
Long term debt...........................................        349,328           349,235
Federal income taxes (current and deferred)..............        (52,150)           25,058
Accounts payable and accrued liabilities.................        264,219           234,577
                                                              __________        __________
     Total liabilities...................................      6,063,780         5,761,204
                                                              __________        __________

Deferred income..........................................         11,208            13,008
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,758
      shares (December 31, 1993, 4,815 shares)...........            476               482
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 2,008
      shares (December 31, 1993, 2,050 shares)...........            100               103
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,234 shares, issued; none
      (December 31, 1993; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      60,000,000 shares, issued: 38,309,610 shares
      (December 31, 1993, 38,308,823 shares).............         38,310            38,309
Paid-in surplus..........................................        131,066           125,268
Net unrealized losses on securities (Notes 1 and 2)......       (121,032)              --
Net unrealized losses on marketable
     equity securities (Notes 1 and 2)...................            --                (29)
Retained earnings........................................      1,194,734         1,142,694
                                                              __________        __________
                                                               1,243,654         1,306,827

Less:  Treasury stock, at cost - September 30, 1994:
         15,356,938 Common shares; December 31, 1993:
         15,650,354 Common shares........................        335,208           339,825

       Deferred compensation.............................          7,119               973
                                                              __________        __________

Total Equity Capital.....................................        901,327           966,029
                                                              __________        __________

Total liabilities and Equity Capital.....................     $6,976,315        $6,740,241
                                                              ==========        ==========

Equity Capital per share (Note 3)........................         $38.92            $42.11
                                                                  ======            ======

                                              USLIFE Corporation and Subsidiaries

                                   Summary Statements of Consolidated Net Income (Unaudited)
                             For the Nine Months and Three Months Ended September 30, 1994 and 1993
                                            (Amounts in thousands except per share)
                                                              Nine Months Ended September 30    Three Months Ended September 30
                                                              ______________________________    _______________________________
                                                                  1994               1993            1994               1993
                                                                 ______             ______          ______             ______
REVENUES:
   Premiums.................................................   $  723,060        $  698,871       $  237,166        $  227,884
   Other considerations.....................................      144,885           128,498           52,648            43,898
   Net investment income....................................      342,854           331,675          116,641           111,354
   Realized gains (losses) on investments...................          396             3,843              (99)            4,826
   Other income.............................................       22,189            24,489            7,431             9,483
                                                               __________        __________       __________        __________
      Total revenues........................................    1,233,384         1,187,376          413,787           397,445
                                                               __________        __________       __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries..............      544,144           546,261          178,067           176,950
   Commissions, net of deferred expenses....................      103,515            96,086           32,869            31,111
   Other expenses and taxes, net of deferred expenses.......      126,971           130,937           41,834            42,025
   Increase in liability for future policy benefits.........       53,490            25,411           20,901             7,516
   Interest credited to policyholder account balances.......      143,701           136,426           49,231            46,702
   Amortization of deferred policy acquisition costs........      120,879           114,565           42,490            39,939
   Interest expense.........................................       25,753            24,174            9,187             8,116
   Dividends to policyholders...............................        2,668             2,659              819               814
                                                               __________        __________       __________        __________
      Total benefits and expenses...........................    1,121,121         1,076,519          375,398           353,173
                                                               __________        __________       __________        __________

Income from operations before Federal income taxes..........      112,263           110,857           38,389            44,272

Provision for income taxes:
  Excluding Federal income tax rate cumulative adjustment...       38,965            38,145           12,879            15,756
  Federal income tax rate cumulative adjustment.............          --              1,988              --              1,988
                                                               __________        __________       __________        __________
                                                                   38,965            40,133           12,879            17,744
                                                               __________        __________       __________        __________

Net income..................................................   $   73,298        $   70,724       $   25,510        $   26,528
                                                               ==========        ==========       ==========        ==========


Net income per share (Note 4)...............................   $   3.18          $   3.09         $   1.10          $   1.16
                                                               ==========        ==========       ==========        ==========

Dividends per share:

   Common...................................................   $    .93          $    .90         $    .31          $    .30
                                                               ==========        ==========       ==========        ==========

   Preferred Series A.......................................   $   3.375         $   3.375        $   1.125         $   1.125
                                                               ==========        ==========       ==========        ==========

   Preferred Series B.......................................   $   3.75          $   3.75         $   1.25          $   1.25
                                                               ==========        ==========       ==========        ==========


   See accompanying notes to financial statements.

                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                       For the Nine Months Ended September 30, 1994 and 1993

                                       (Amounts in Thousands)
                                                                    Nine Months Ended September 30
                                                                    ______________________________
                                                                         1994            1993
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   73,298      $   70,724
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         45,922          38,966
         Interest credited to policyholder account balances....        143,701         136,426
         Amounts assessed from policyholder account balances...       (107,175)        (96,888)
         Additions to deferred policy acquisition costs........       (151,525)       (143,138)
         Amortization of deferred policy acquisition costs.....        120,879         114,565
         Additions to deferred charges.........................         (4,786)         (3,659)
         Deferred Federal income taxes.........................         (1,466)        (15,871)
         Depreciation and amortization.........................          9,424           9,173
         Change in amounts due policyholders...................         (1,192)        (22,891)
         Change in other liabilities and amounts receivable....        (11,147)         12,684
         Change in restricted cash.............................         (1,168)         (1,126)
         Change in current Federal income tax liability........        (10,569)         11,835
         Other, net............................................         (4,964)         15,823
                                                                    ___________     ___________
              Total adjustments................................         25,934          55,899
                                                                    ___________     ___________
                   Net cash provided by operating activities...         99,232         126,623
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................         (2,269)          1,032
       Cost of investments sold, redeemed or matured:
           Fixed maturities....................................        687,405         808,222
           Equity securities...................................            328           6,483
           Mortgage loan principal receipts....................         41,092          22,845
           Real estate.........................................         10,775           8,183
           Other long term investments.........................            163           1,326
       Expenditures for property and equipment.................         (3,418)         (3,384)
       Cost of investments purchased:
           Fixed maturities....................................     (1,058,365)     (1,335,637)
           Mortgage loans......................................         (9,306)        (14,341)
           Real estate.........................................         (1,013)         (2,176)
           Other long term investments.........................            (93)         (1,363)
           Net (purchases) or sales of short term investments..        (21,484)         19,853
         Other, net............................................            990           2,370
                                                                    ___________     ___________
                   Net cash used in investing activities.......       (355,195)       (486,587)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Issuance of debt securities...........................            --          300,000
         Repayment of debt securities and long term debt.......        (99,907)       (200,234)
         Increase (decrease) in notes payable..................        158,000         (65,100)
         Dividends to shareholders.............................        (21,258)        (20,332)
         Acquisition of treasury stock.........................         (1,798)         (2,601)
         Change in policyholder account balances...............        208,549         348,053
         Other, net............................................          4,660           5,231
                                                                    ___________     ___________
                   Net cash provided by financing activities...        248,246         365,017
                                                                    ___________     ___________
           Net change in cash..................................         (7,717)          5,053
         Cash at beginning of year.............................         60,321          74,574
                                                                    ___________     ___________
         Cash at end of period.................................     $   52,604      $   79,627
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
                                                                                 ========

SFAS 115 requires that unrealized gains and losses on available-for-sale securities, other than those relating to a reduction in value determined to be other than temporary, be recorded as direct charges and credits to "Net unrealized gains (losses) on securities" included in Equity Capital. The changes in this equity account for the nine months ended September 30, 1994 are as follows:

                                                                                (Amounts in
                                                                                  Thousands)
Net unrealized gains (losses) on securities:

  Net unrealized loss on marketable equity securities at December 31, 1993..... $     (29)
  Effect of implementation of SFAS 115 (above).................................   171,436
  Net change during period, net of $98.2 million reduction in valuation allowance for deferred policy acquisition costs, $21.5 million adjustment of certain policyholder liabilities, and $157.5 million deferred
    federal income tax impact...............................................     (292,439)
                                                                                _________
  Net unrealized loss on securities at September 30, 1994...................    $(121,032)
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



Note 2.  Investments

The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result  in  the  selection  of  investments  for  sale  prior  to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire Fixed Maturity portfolio is classified as "available for sale" at September 30, 1994 and December 31, 1993. These securities are carried in the accompanying balance sheets at market value as of September 30, 1994 and at lower of aggregate amortized cost or market value at December 31, 1993. The Company's investments in preferred stocks (other than redeemable preferred stocks) and common stocks ("Equity Securities") are carried at market value in the accompanying balance sheets at September 30, 1994 and December 31, 1993. The cost and market value of the Company's consolidated investments in Fixed Maturities and Equity Securities at September 30, 1994 and December 31, 1993 are presented below:

                                                                         Net
                                                                      Unrealized
                                             Adjusted                    Gain
                                               Cost         Market      (Loss)
                                            ___________   _________   __________
September 30, 1994:
  Fixed Maturities......................    $5,125,773   $4,936,988    $(188,785)
  Equity Securities.....................         8,293        7,848         (445)
                                                                       __________
                                                                        (189,230)
  Valuation allowance for deferred
   policy acquisition costs relating
   to market value adjustment for
   certain fixed maturities.............                                  (1,729)

  Adjustment of certain policyholder
   liabilities relating to market
   value adjustment for certain
   fixed maturities.....................                                   4,754

  Tax effect............................                                  65,173
                                                                       __________
   Net unrealized loss on securities
    included in Equity Capital..........                               $(121,032)
                                                                       ==========


December 31, 1993:
  Fixed Maturities......................    $4,751,681   $5,132,024    $ 380,343
                                                                       ==========

  Equity Securities.....................         9,234        9,205          (29)
                                                                       ==========
   Net unrealized loss on equity
    securities included in Equity Capital                                $   (29)
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

At September 30, 1994, consolidated invested assets included $227 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments are carried at their aggregate market value of $221 million at September 30, 1994 and, based on market value, represent approximately 3% of consolidated total assets at that date. Approximately $24 million (at market) of these investments (adjusted cost, approximately $25 million) are classified as problem securities at that date and, of that amount, approximately $18 million (at market) represented securities in default at September 30, 1994. Also at September 30, 1994, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $13 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $32 million.


Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of September 30, 1994 and December 31, 1993, the number of such shares used for this purpose was 23.158 million and 22.942 million, respectively.



Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the nine and three month periods ended September 30, 1994 and 1993:

                                                      Nine Months Ended             Three Months Ended
                                                         September 30                  September 30
                                                      __________________            __________________

                                                       1994         1993             1994         1993
                                                       ____         ____             ____         ____

                                                             (Shares and Amounts in Thousands
                                                                   except Per Share data)
    Net income....................................    $ 73,298    $ 70,724          $ 25,510    $ 26,528
                                                      ========    ========          ========    ========

    Weighted average common shares
      outstanding, net of treasury shares.........      22,816      22,561
    Add - common share equivalents of:
      Preferred Stock - Series A..................          38          44
      Preferred Stock - Series B..................          16          17
      Outstanding stock options
         - treasury stock method..................         151         278
                                                        ______      ______

    Total common shares and
      common equivalent shares....................      23,021      22,900
                                                        ======      ======


    Net income per share..........................      $ 3.18      $ 3.09            $ 1.10      $ 1.16
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

                                          September      December
                                          30, 1994       31, 1993
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $  8,485      $ 11,914
Other reinsurance recoverable amounts...    127,274       123,009
                                           ________      ________

                                           $135,759      $134,923
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                      Nine Months                Three Months
                                                   Ended September 30          Ended September 30
                                                 ______________________      ______________________

                                                   1994          1993          1994          1993
                                                 ________      ________      ________      ________

                                                               (Amounts in Thousands)

  Premiums, before reinsurance ceded.........    $782,283      $757,508      $257,527      $246,072
  Premiums ceded.............................      59,223        58,637        20,361        18,188
                                                 ________      ________      ________      ________
  Net premiums...............................    $723,060      $698,871      $237,166      $227,884
                                                 ========      ========      ========      ========



  Other considerations, before reinsurance
     ceded...................................    $155,768      $138,060      $ 56,457      $ 47,435
  Other considerations ceded.................      10,883         9,562         3,809         3,537
                                                 ________      ________      ________      ________
  Net other considerations...................    $144,885      $128,498      $ 52,648      $ 43,898
                                                 ========      ========      ========      ========



  Benefits to policyholders and beneficiaries,
    before reinsurance recoveries............    $585,748      $589,015      $187,984      $193,482
  Reinsurance recoveries.....................      41,604        42,754         9,917        16,532
                                                 ________      ________      ________      ________
  Benefits to policyholders and beneficiaries,
    net of reinsurance recoveries............    $544,144      $546,261      $178,067      $176,950
                                                 ========      ========      ========      ========

Note 6.  Refinancing Transaction


Notes payable at September 30, 1994 includes $100 million borrowings under a revolving credit agreement between the Company and The Bank of New York (as agent) which commenced on May 13, 1994. The credit agreement expires on May 12, 1995, at which time all borrowings thereunder must mature, subject to extension of the agreement for a period of 364 days at the option of the various participating banks and the Company. The credit agreement provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million. The proceeds of the initial $100 million borrowing thereunder on May 13, 1994, at an interest rate of 5.65% for a six-month period, were utilized to repay $100 million maturing bank indebtedness under a previous two-year revolving credit agreement.

                     USLIFE Corporation

          Management's Discussion and Analysis of
       Financial Condition and Results of Operations


Financial Condition
___________________

The liquidity requirements of the Company are met primarily by cash flows from operations of the life insurance subsidiaries and accumulated funds at the subsidiary level. These internal sources of liquidity are complemented by such external sources as available bank lines of credit and revolving credit agreements and the ability of the Company to utilize capital markets for intermediate and long-term financing. Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and policy loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable, which are subject to random fluctuations from the timing of securities transaction settlements and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first nine months of 1994 was $135.0 million.

On a consolidated basis, net cash provided by operating activities amounted to $99.2 million for the first nine months of 1994, compared to $126.6 million for the corresponding period of 1993. As indicated above, these amounts reflect changes in accounts payable and receivable which are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $110.4 million in the first nine months of 1994 versus $113.9 million in the corresponding 1993 period. Cash flows from operating activities for the first nine months of 1994 included $44.7 million from the aggregate change in liability for future policy benefits and amounts due policyholders, versus $16.1 million in the corresponding 1993 period, reflecting various factors including timing fluctuation in claims payments and increased sales of term insurance products during the 1994 period. Interest credited to policyholder account balances increased to $143.7 million in the first nine months of 1994 versus $136.4 million in the corresponding 1993 period, reflecting the increase in policyholder account balances relating to individual annuities and universal life insurance contracts. The impact of previous reductions in credited rates of interest on certain contracts, primarily during 1993, was a partial offsetting factor. As discussed under "Results of Operations," credited rates of interest on several of the Company's individual annuity products were increased during the second and third quarters of 1994, and certain credited rate increases are scheduled for implementation during the fourth quarter. The portion of policyholder account balances relating to individual annuities was approximately $1.8 billion at September 30, 1994 versus $1.6 billion at September 30, 1993, with the balance relating to universal life insurance contracts. Interest rates credited on these universal life and individual annuity contracts may be adjusted periodically by the Company. Subject to any applicable surrender charges, the Company's universal life insurance products and individual annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition for investment and insurance funds, and perceived financial strength of the insurer. These contracts are generally supported by the Company's investment portfolios, which are primarily comprised of investment grade, publicly traded corporate bonds. Substantially all of the Company's interest sensitive life insurance and annuity contracts provide for imposition of a surrender charge in the event of policy surrender during a specified initial period commencing with contract inception, typically ten to fifteen years for universal life insurance and five to seven years for individual annuities, with the significance of this charge often subject to reduction over the applicable period or during the later portion thereof. The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset / liability management strategy and are classified as "available for sale." Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed. The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders of these contracts were experienced, the cash flow requirements associated with such surrenders could conceivably require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. Any additional cash flow requirements would be met through the sources of liquidity described earlier. Additions to deferred policy acquisition costs amounted to $151.5 million in the 1994 period versus $143.1 million in the 1993 period. The increase reflected increased sales of individual life and credit insurance products. The impact of a decline in individual annuity sales was a partial offset. As discussed further below, this decline in annuity sales is also reflected in the increase in policyholder account balances included in net cash provided by "financing" activities. Amortization of deferred policy acquisition costs was $120.9 million for the 1994 period versus $114.6 million in the 1993 period, with the increase attributed to various factors including a greater volume of individual annuity contracts in force. Federal income tax payments amounted to $51.0 million in the first nine months of 1994, versus $44.2 million in the corresponding 1993 period. It is currently anticipated that approximately $11 million of the amounts deposited through September 30, 1994 will be applied to fourth quarter and/or subsequent taxable income.

Net cash flows provided by consolidated financing activities amounted to $248.2 million in the first nine months of 1994 versus $365.0 million in the corresponding 1993 period. Increases in policyholder account balances amounted to $208.5 million in the first nine months of 1994 versus
$348.1 million in the corresponding 1993 period. The $140 million variance was attributed primarily to the decline in individual annuity sales, with gross premiums on single premium annuities amounting to $189.7 million for the first nine months of 1994 versus $288.4 million in the comparable 1993 period. The decline in annuity sales reflects previous management actions with objectives including diversification of sales mix and production sources. An increase in the dollar amount of surrenders of individual annuity contracts, reflecting the increased volume of these contracts in force, also contributed to the smaller 1994 period net increase in policyholder account balances.

Cash flows from financing activities for the first nine months of 1994 reflect a refinancing transaction in which the Company borrowed $100 million in May 1994, classified as notes payable, under a revolving credit agreement commenced at that time with The Bank of New York (as agent) which provides for term loan borrowings up to $150 million. The proceeds of this borrowing were utilized to repay $100 million "current maturities of long term debt" under a previous two-year revolving credit facility which expired in May 1994. See Note 6 of Notes to Financial Statements for further information. The remaining $58 million increase in notes payable relates primarily to working capital requirements. Cash flows from financing activities for the first nine months of 1993 included refinancing transactions in which the Company issued a total of $300 million principal amount of debt securities under shelf registration statements. The proceeds of these issues were utilized in connection with the redemption of the Company's $50 million issue of 8.875% Notes due 1995 and its $100 million issue of 8.375% Notes due 1996, and to repay $150 million of variable rate bank debt.

Net cash used in investing activities amounted to $355.2 million in the first nine months of 1994, compared to $486.6 million in the corresponding 1993 period, reflecting the greater increase in policyholder account balances in the
1993 period. The $687.4 million and $808.2 million disposals of fixed maturity investments included in cash flows from investing activities for the first nine months of 1994 and 1993 included, respectively, $192 million and $638 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. The majority of the 1994 period redemptions were experienced during the first quarter. The remainder of the 1994 period disposals of fixed maturities came primarily from sales of certain lower yielding securities with the objective of reinvestment of proceeds in securities of similar quality, with higher available interest rates, and sales of certain securities in accordance with asset/liability management strategies to maintain an appropriate relationship between the maturity distribution of investment securities and prospective future cash flows relating to policyholder account balances. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments. The net impact of these transactions through September 30, 1994 is not anticipated to result in a material adverse impact on consolidated net investment income of the Company.

At September 30, 1994, the Company had lines of credit with seven banks amounting to $60 million, all of which were unused. However, at that date, the Company had outstanding short term borrowings with four banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $123.5 million, as well as $100 million borrowings under a revolving credit agreement with The Bank of New York as discussed above. Also at that date, the Company had available a revolving credit agreement with Chemical Bank which provides term loan borrowing facilities up to $100 million, under which no borrowings were outstanding. The Company's short term borrowings were utilized primarily for working capital requirements.

At September 30, 1994, the Company had aggregate long term debt and Equity Capital ("Total Capitalization") of $1.251 billion versus $1.315 billion at December 31, 1993. Equity Capital at September 30, 1994 reflects a reduction of $121.0 million for "Net unrealized losses on securities" associated with the Company's first quarter 1994 adoption of FASB Statement No. 115, "Accounting for Certain Investments in

Debt and Equity Securities," as discussed in Note 1 of Notes to Financial Statements. Excluding the impact of this adjustment, Equity Capital would have increased approximately $56 million for the first nine months of 1994, reflecting the Company's $73.3 million net income partially offset by $21.3 million dividends paid to shareholders. The Total Capitalization of $1.251 billion at September 30, 1994 consisted of $349.3 million long term debt (27.9%) and $901.3 million Equity Capital (72.1%). At December 31, 1993, Total Capitalization of $1.315 billion consisted of $349.2 million long term debt (26.6%) and $966.0 million Equity Capital (73.4%). The $349.3 million outstanding long term debt at September 30, 1994 includes issues of debt securities with scheduled maturities of approximately $150 million in 1998, $50 million in 1999, and $150 million in 2000. The terms of the $50 million issue due in 1999 permit repayment prior to the scheduled maturity date (commencing in June, 1996) at the option of the Company. While it is currently anticipated that the major portion of the long term debt will be repaid using bank borrowings or the net proceeds of debt and/or equity or combination securities to be issued at future dates, determination of the timing and amount of such repayments, borrowings and securities issues will be dependent upon future market conditions, future cash flows, and other unforeseen circumstances.


Results of Operations
_____________________

Nine Months Ended September 30, 1994 compared to
Nine Months Ended September 30, 1993

For the nine months ended September 30, 1994, net income amounted to $73.3 million versus $70.7 million for the comparable period of 1993, an increase of $2.6 million or 3.6%. Net income for the first nine months of 1994 and 1993 included net capital gain transactions with an after-tax impact of $253 thousand and $2.5 million, respectively. The net capital gains reported for the 1994 period reflected redemptions of securities by their respective issuers, primarily during the first quarter, and disposals of securities in accordance with the Company's asset/liability management strategies as discussed under "Financial Condition." The net capital gains reported for the 1993 period reflected $35.4 million pre-tax gains on disposals of fixed maturity investments, primarily from redemptions, which were partially offset by pre-tax losses of approximately $4.9 million from disposal of certain real estate, mortgage and joint venture investments as well as additions to valuation reserves for certain investments with loss exposure. Consolidated net income for the 1993 period also includes a gain of $1.5 million (after applicable taxes) from sale of a subsidiary's home office property and a charge of $2.0 million to recognize the cumulative impact of the change in corporate Federal income tax rates enacted in August 1993 as required by FASB Statement No. 109.

Excluding the transactions discussed above (capital gains and losses, 1993 period recognition of cumulative impact of income tax rate change, and 1993 period home office property sale),  consolidated  after-tax  income  amounted  to  $73.0 million for the first nine months of 1994 versus $68.7 million for the corresponding 1993 period, an increase of $4.3 million or 6.3%. On a similar basis, after-tax income of the life insurance subsidiaries increased $5.6 million or 5.9%. This increase came primarily from an increase in pre-tax profits from the individual life and annuity product line, accompanied by improved results from the credit life and disability lines and alleviation of certain expenses which negatively impacted 1993 period group health results from "association" business, as discussed below. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $27.7 million in the first nine months of 1994, versus $26.4 million reported for the comparable 1993 period, with higher interest rates applicable to short term borrowings during the 1994 period a significant factor. Corporate charges reflect, among other factors, interest expense associated with financing of repurchases of the Company's common stock under the treasury stock repurchase program. In October 1994, the Company's Board of Directors extended its authorization of this program, for repurchase of up to one million common shares, through November 1995. Repurchases may be made, at management's discretion, in the open market or through negotiated transactions. No repurchases were made under this program during the nine months ended September 30, 1994 (or in the corresponding 1993 period). Subsequently, in October 1994, a total of 140,000 shares were purchased in various transactions with aggregate cost of approximately $4.4 million.

As indicated above, the increase in life insurance subsidiary after-tax income for the first nine months of 1994 versus the corresponding 1993 period is primarily attributed to an increase in pre-tax profits from the individual life and annuity product line, accompanied by improved results from the credit life and disability lines and certain group health insurance products. A discussion of the Company's various product lines, excluding the impact of capital gains and losses and the subsidiary home office property sale which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $139.6 million for the first nine months of 1994 versus
$135.6 million for the corresponding 1993 period. The increase of $3.9 million came primarily from more favorable mortality and voluntary policy termination (persistency) experience. Gains from investment income margins for the first nine months of 1994 approximated the corresponding 1993 period. The impact on these margins from redemptions of securities by their respective issuers and adjustments of credited interest rates on certain products by the Company is discussed below.

Direct written premiums for credit life insurance coverages increased approximately $10.5 million or 17% versus the first nine months of 1993. Pre-tax income for these products amounted to $915 thousand for the first nine months of 1994, versus an approximate break-even level for the corresponding 1993 period, with the improvement attributed primarily to more favorable mortality experience in the 1994 period. It should be noted that pre-tax profits on these products are anticipated to be realized when currently written premiums are earned in future periods rather than during the period of sale.

A pre-tax profit of $3.3 million was reported for the Company's other life insurance lines of business for the first nine months of 1994, versus $4.3 million for the corresponding 1993 period. These lines include employer / association group life insurance, group mortgage life insurance, and certain specialty and miscellaneous products. The negative variance was attributed primarily to less favorable results from group mortgage life insurance, and poor 1994 period mortality results on a certain group accidental death coverage program which has been terminated. Pre-tax profits from employer / association group life insurance products were $3.3 million for the 1994 period, approximately equal to results of the corresponding 1993 period.

Pre-tax profits from the credit disability product line amounted to $4.7 million for the first nine months of 1994, versus $2.8 million in the corresponding 1993 period, reflecting more favorable morbidity experience during the 1994 period.

Total pre-tax income from employer / association group health insurance coverages amounted to $4.9 million for the first nine months of 1994, versus $3.2 million for the corresponding 1993 period. The favorable variance of $1.7 million came primarily from a decrease in legal and other expenses relating to an association group health marketing organization which had declared bankruptcy. These expenses, which were the major contributing factor in a $3.4 million pre-tax loss for the first nine months of 1993 ascribed to "association" products included in the employer / association group health line, were subsequently mitigated. Residual expenses relating to this matter are not expected to have a material adverse impact on consolidated results of operations. The improvement in pre-tax earnings also reflected more favorable morbidity experience during the 1994 period which, together with expense reduction measures, more than offset the impact of reduced premium income on this line. Premium income from employer / association group health insurance coverages amounted to $302 million in the first nine months of 1994 versus $322 million in the corresponding 1993 period, with the decline of about $20 million or 6% associated with a higher than anticipated level of lapses and a lower level of major medical sales attributed to recent "community rating - open enrollment" legislation in New York and other states. Since group life insurance is often sold in conjunction with medical sales, there was also a negative impact on sales of certain group life insurance products. The New York legislation, applicable to insured group medical plans with less than fifty employees, permits carriers to use pre-existing condition exclusions to protect against adverse selection, but prohibits the use of age and sex factors in rating and requires that average rates be used for the aforementioned plans. Similar legislation is contemplated or has been enacted in various other states, and various health care reform proposals have emerged at the Federal level. In response to current and anticipated health insurance reform, the Company announced in December 1993 that it would restrict its sales of new major medical business to 21 states, including New York, in which it has a significant amount of in-force business, while continuing renewals of this business in all states. Also during 1993, a number of modifications were introduced to the Company's stand-alone group life, long term disability and dental insurance products with the goal of increasing the proportion of business from non-major medical lines. Based on preliminary analysis, the Company does not currently anticipate a material adverse impact on its consolidated operations to result from enacted state legislation or the actions taken with respect to this line of business. The Company continues to carefully monitor developments in the health care reform area and to explore its alternatives, but cannot predict how legislative changes at the Federal level will affect its business in the health insurance area unless and until such changes are adopted.

A pre-tax profit of $589 thousand was reported for the Company's other health and disability lines of business for the first nine months of 1994, versus a pre-tax loss of $1.7 million for the corresponding 1993 period. These lines include group mortgage disability insurance, coverages issued upon conversion of certain group health insurance products, and certain specialty and miscellaneous group health and disability products. The 1993 period pre-tax loss came primarily from unfavorable morbidity experience on group mortgage disability insurance and certain specialty coverages included in this product line, while the $2.3 million favorable variance reflected improvements in this morbidity experience.

Total revenues of the life insurance subsidiaries in the 1994 period amounted to $1.218 billion, an increase of $42.7 million or 3.6% over the same period of 1993, primarily on increases of $39.8 million (or 4.8%) and $11.5 million (or 3.6%) in premiums and considerations and net investment income, respectively. Other income decreased $1.9 million, reflecting the inclusion in 1993 period results of the sale of a subsidiary's home office property as previously discussed. The increase in premiums and considerations came primarily from life insurance products, most significantly the individual life insurance and annuity product line. A decrease in employer / association group health insurance premiums, reflecting the impact of recent state legislation as discussed above, was a partial offset. Premiums and other considerations from individual life insurance and annuity products amounted to $325 million in the 1994 period, compared to $291 million in the 1993 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales of traditional life insurance products during the first nine months of 1994. Net investment income of the life insurance subsidiaries increased $11.5 million, as noted above, reflecting a larger investment base in the 1994 period. The pre-tax annualized yield declined from 8.31% in the 1993 period to 7.91% in the first nine months of 1994, as a decline in market interest rates resulted in redemptions of higher yielding securities out of the Company's investment portfolio, particularly during 1993 and into the first quarter of 1994 (see "Financial Condition") and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available interest rates. In this connection, it should be noted that the Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Investment income gains represent the spread between interest earned on the investment portfolio and interest credited to policyholders. These gains, on certain products, benefited during 1993 as reductions in credited rates of interest were implemented at selected dates as contractually permitted while reductions in investment income arising from bond redemptions by the respective issuers were experienced over the course of the year. During the 1994 period, these investment income gains tended to stabilize rather than increase, due to realization of the full impact of the investment income reductions associated with the earlier redemptions. During the second and third quarters of 1994, first year credited interest rates offered on several of the Company's deferred and immediate annuity contracts were increased, with the amount of increase varying based on the type of contract. Additionally, as of July 1, 1994, the Company increased credited renewal rates of interest from 4.50% to 4.75%, effective at the anniversary dates of the affected contracts, for certain annuity products representing about two-thirds of the Company's deferred annuities in force at that date. First year rates on these products were similarly adjusted, commencing at that date. The credited renewal rate of interest was subsequently increased from 4.75% to 5.50%, effective in September 1994, for certain annuity products representing about 20% of the Company's deferred annuity contracts then in force, and certain additional rate increases (primarily on selected annuity products) are scheduled for implementation during the fourth quarter. The prospective impact of these rate adjustments on reported results will be dependent upon various factors including future sales, surrender levels, and investment portfolio yield.

Total benefits and expenses of the life insurance subsidiaries increased $41.9 million or 4.1% over the same period of 1993. Benefits to policyholders and beneficiaries amounted to $544.6 million in the 1994 period, versus $546.5 million in the 1993 period. The decrease came primarily from reduced group health insurance volume, particularly in major medical business, relating to policy lapses attributed to the impact of recent state legislation as previously discussed. Interest credited to policyholder account balances increased $7.3 million (or 5.3%), reflecting the increased volume of universal life-type and individual annuity contracts in the 1994 period with the impact of reductions in credited rates of interest on certain contracts, primarily during 1993, a partial offsetting factor. Interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, were typically at the 5% level during the 1993 period and slightly below that level during the 1994 period. Interest rates credited on the Company's universal life insurance contracts typically ranged from 7.5% to 6.5% during the 1993 period and from 7.0% to 6.0% during the 1994 period. An increase in future policy benefits of $53.5 million was recorded for the 1994 period, versus $25.4 million for the corresponding 1993 period, with the $28.1 million variance primarily associated with increases in premiums on traditional individual life and credit insurance coverages. Amortization of deferred policy acquisition costs increased to $120.9 million in the 1994 period from $114.6 million in the corresponding 1993 period, reflecting various factors including the increased volume of individual life and annuity business in force during the 1994 period. An aggregate increase of $2.1 million or 1.1% was recorded in commissions, general expenses, and insurance taxes and licenses. Volume related increases from the individual life and credit life and disability insurance lines of business were partially offset by decreases associated with reduced group health insurance volume and alleviation of legal and other expenses relating to the bankruptcy of an association group health marketing organization, as discussed above.

At September 30, 1994, consolidated invested assets included approximately $227 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate market value of approximately $221 million at September 30, 1994 and, based on market value, represent approximately 3% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

In May,  1993,  the  Financial  Accounting  Standards  Board
(FASB) issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Certain accounting and disclosure requirements contained in Statement No. 114 were modified by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," issued in October 1994. These Statements must be adopted by calendar year enterprises no later than January 1995 and will require a writedown to fair value, as defined by FASB, for certain mortgage loans and similar investments where impairment results in a change in repayment terms. Based on current evaluation of the Company's investments that are covered by these Statements, they are not anticipated to have a material impact on the Company's reported financial position or results of operations.


Three Months Ended September 30, 1994 compared to
Three Months Ended September 30, 1993

For the three months ended September 30, 1994, net income amounted to $25.5 million versus $26.5 million for the comparable period of 1993, a decrease of $1.0 million or 3.8%. Capital gains and losses had no material impact on reported results of operations for the third quarter of 1994, while third quarter 1993 net income included net capital gain transactions with an after-tax impact of $3.2 million. The 1993 period net capital gains reflected $11.7 million pre-tax gains on disposals of fixed maturity investments, primarily from redemptions, which were partially offset by pre-tax losses on disposal of certain real estate investments and by additions to valuation reserves for certain investments with loss exposure. Consolidated net income for the third quarter of 1993 also includes a gain of $1.5 million (after applicable taxes) from sale of a subsidiary's home office property and a charge of $2.0 million to recognize the cumulative impact of the change in corporate Federal income tax rates enacted in August 1993 as required by FASB Statement No. 109.

Excluding the transactions discussed above (capital gains and losses, 1993 period recognition of cumulative impact of income tax rate change, and 1993 period home office property sale), consolidated after-tax income amounted to $25.6 million for the third quarter of 1994 versus $23.9 million for the corresponding 1993 period, an increase of $1.7 million or 7.1%. On a similar basis, after-tax income of the life insurance subsidiaries increased $3.2 million or 10.2%. This increase came primarily from an increase in pre-tax profits from the individual life and annuity product line, accompanied by improved results from credit life insurance coverages. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $9.6 million in the third quarter of 1994, versus $8.0 million for the comparable 1993 period. The negative variance of $1.5 million reflects various factors including higher interest rates applicable to outstanding short term debt during the 1994 period.

As indicated above, the increase in life insurance subsidiary after-tax income for the third quarter of 1994 versus the corresponding 1993 period is primarily attributed to an increase in pre-tax profits from the individual life and annuity product line, accompanied by improved results from credit life insurance coverages. A discussion of the Company's various product lines, excluding the impact of capital gains and losses and the subsidiary home office sale which have been previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $46.9 million for the third quarter of 1994 versus $43.8 million for the corresponding 1993 period. The increase of $3.1 million was attributed to improved mortality and voluntary policy termination (persistency) experience as well as improved investment income gains.

A pre-tax profit of $1.0 million was reported for the credit
life  insurance   line  in   the  1994   period,  versus  an
approximate break-even  level  for  the  corresponding  1993 period, primarily on improved mortality experience.

A pre-tax profit of approximately $2.2 million was reported for the Company's other life insurance lines of business for the third quarter of 1994 versus $1.7 million for the corresponding 1993 period, a favorable variance of $578 thousand. These lines include employer/association group life insurance, group mortgage life insurance, and certain specialty and miscellaneous products. The variance was attributed primarily to improved mortality experience on certain specialty coverages included in this line, and improved results on the employer / association group life insurance line reflecting expense reductions.

Pre-tax profits from the credit disability product line amounted to $1.9 million for the third quarter of 1994, versus $2.1 million in the corresponding 1993 period, reflecting less favorable morbidity experience during the 1994 period.

Total pre-tax income from employer / association group health insurance coverages amounted to $1.1 million for the third quarter of 1994, versus $1.6 million for the corresponding 1993 period. The negative variance was attributed to higher than anticipated lapses and a shortfall in sales of small group major medical products, associated with the impact of recent legislation at the state level as previously discussed.

A pre-tax loss of $211 thousand was reported for the Company's other health and disability lines of business for the third quarter of 1994, versus a pre-tax profit of $133 thousand for the corresponding 1993 period. These lines include group mortgage disability insurance, coverages issued upon conversion of certain group health insurance products, and certain specialty and miscellaneous group health and disability products. The negative variance came primarily from unfavorable 1994 period morbidity experience on individual health coverages issued on group conversions and less favorable results from certain specialty coverages included in this product line.

Total revenues of the life insurance subsidiaries in the 1994 period amounted to $408.3 million, an increase of $15.4 million or 3.9% over the same period of 1993, primarily on increases of $17.2 million (or 6.3%) and $5.2 million (or 4.8%) in premiums and considerations and net investment income, respectively. Other income decreased $1.5 million, reflecting the inclusion in 1993 period results of the sale of a subsidiary's home office property as previously discussed. The increase in premiums and considerations came primarily from life insurance products, most significantly the individual life insurance and annuity product line. A decrease in employer / association group health insurance premiums, reflecting the impact of recent state legislation as discussed above, was a partial offset. Premiums and other considerations from individual life insurance and annuity products amounted to $112 million in the 1994 period, compared to $97 million in the 1993 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales of traditional life insurance products during the third quarter of 1994. Net investment income of the life insurance subsidiaries increased $5.2 million, as noted above, reflecting a larger investment base in the 1994 period which more than offset the impact of a decline in investment yield as discussed above.

Total benefits and expenses of the life insurance subsidiaries increased $19.5 million or 5.8% over the same period of 1993. Benefits to policyholders and beneficiaries amounted to $178.1 million in the 1994 period, versus $177.0 million in the 1993 period, as volume related increases in benefits on individual life insurance coverages were essentially offset by a decrease in group health insurance benefits associated with reduced premium income in that line. As previously discussed, the latter reduction stems primarily from major medical business and relates to policy lapses attributed to the impact of recent state legislation. Interest credited to policyholder account balances increased $2.5 million (or 5.4%), reflecting the increased volume of universal life-type and individual annuity contracts in the 1994 period. An increase in future policy benefits of $20.9 million was recorded for the 1994 period, versus $7.5 million for the corresponding 1993 period, with the $13.4 million variance primarily associated with increases in premiums on traditional individual life and credit insurance coverages. Commissions, general expenses, and insurance taxes and licenses totalled $64.0 million for the third quarter of 1994, approximately equal to the corresponding 1993 period. Volume related increases in these accounts, primarily from the individual life and annuity product line, were essentially offset by a decrease in expenses associated with reduced premium volume on group health insurance coverages.

                   OTHER FINANCIAL INFORMATION




The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of September 30, 1994 and December 31, 1993, the consolidated results of operations for the nine and three month periods ended September 30, 1994 and 1993, and consolidated cash flows for the nine month periods then ended, have been included in the accompanying financial statements.

                   Part II - Other Information


Item 1.  Legal Proceedings
         _________________


In June 1993 a purported class action (Hoban v. USLIFE Credit Life Insurance Company, All American Life Insurance Company and Security of America Life Insurance Company) was filed in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed in October 1993. The Amended Complaint alleges that the defendant companies, all of which are subsidiaries of USLIFE Corporation, sold single premium credit life and credit disability insurance policies to second mortgage borrowers in several states. The Amended Complaint further alleges that some second mortgage loans were paid off early so that the insureds were legally entitled to refunds for unearned premiums. The suit seeks damages on behalf of those insureds who did not claim and therefore did not receive partial refunds of their premiums from the named defendants. The Amended Complaint also contains claims under the Federal RICO statute and the Illinois Consumer Fraud Act. Defendants filed a Motion to Dismiss the Amended Complaint for lack of federal jurisdiction, for failure to allege facts amounting to fraud, and for failure to allege facts amounting to a RICO violation. Plaintiff has filed a Motion to Certify the Class, which defendants opposed. In an order issued on October 25, 1994, the District Court dismissed the case with leave to reinstate after the United
States Court of Appeals for the Seventh Circuit issues its decision in a similar case raising the same issues raised by defendants' motion to dismiss. Because the dismissal was not with prejudice, the plaintiffs' claims have not finally been extinguished, but those claims are not presently pending.


Reference is made to Item 1, Legal Proceedings, in Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 for a description of a federal court action entitled All American Life Insurance Co. v. Doug Ruedlinger, Inc. and First Benefits, Inc., and related actions. On September 27, 1994, the Kansas Supreme Court denied Ruedlinger's petition for review of the Kansas Court of Appeals' decision in the Guaranty Action awarding All American final judgment against Ruedlinger personally for an amount in excess of $2.4 million. There have been no other material developments in these matters since the date of the referenced report.

Reference is made to Item 1, Legal Proceedings, in Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for a description of a federal court action entitled All American Life Insurance Company et al. v. Beneficial Life Insurance Company, et al. and related actions. There have been no material developments in these matters since the date of that report.

Reference is made to Item 1, Legal Proceedings, in Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 for a description of a state court action entitled USLIFE Savings and Loan Association v. Louis Wilcox, et. al. There have been no material developments in this matter since the date of that report.


Item 5.  Other Information
         _________________


On October 25, 1994, William A. Simpson, CLU, was elected by the Board of Directors to the position of President and Chief Executive Officer of USLIFE Corporation, effective January 1, 1995, succeeding Gordon E. Crosby, Jr., who will continue as Chairman of the Board and the Executive Committee. Mr. Crosby will also continue to head the Office of the Chairman.


Item 6.  Exhibits and Reports on Form 8-K
         ________________________________


(a)  Exhibits

Exhibit No.
___________

3 (ii) By-Laws of USLIFE Corporation, as amended and restated on May 17, 1994 and September 27, 1994, and previously filed as an exhibit to USLIFE Corporation's Report on Form 8-K dated October 12, 1994, and incorporated herein by reference.

4 Amended and Restated Rights Agreement, dated as of September 27, 1994, between USLIFE Corporation and Chemical Bank, the successor by merger to Manufacturers Hanover Trust Company, as Rights Agent, and previously filed as an exhibit to USLIFE Corporation's Report on Form 8-K dated October 12, 1994, and incorporated herein by reference.

27        Financial Data Schedule




(b) A Report on Form 8-K was filed on behalf of the Registrant on October 12, 1994, reporting the Board of Directors' approval of the By-Laws of USLIFE Corporation, as amended and restated on May 17, 1994 and September 27, 1994, and the Amended and Restated Rights Agreement, dated September 27, 1994, between USLIFE Corporation and Chemical Bank, the successor by merger to Manufacturers Hanover Trust Company, as Rights Agent.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          USLIFE Corporation
                                    _____________________________

                                             (Registrant)


  November 8, 1994                  By /s/ Greer F. Henderson

____________________                _____________________________

        Date                             Greer F. Henderson
                                          Vice Chairman and
                                        Chief Financial Officer