Form 10-K
USLIFE CORP
filed 1995-03-29
CIK 102420

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

For the fiscal year ended December 31, 1994

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

  Preferred Stock, $4.50 Series A       Preferred Stock, $5.00 Series B
      Convertible, par value                Convertible, par value
          $1 per share                          $1 per share

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

                             _____________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 24, 1995 was approximately $876,000,000.
                             _____________________

     The number of shares outstanding of the Registrant's Common Stock as of February 24, 1995 was 22,839,390.

_______________________________________________________________________________
_______________________________________________________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

       Specified information in USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1994 for use in connection with the Annual Meeting of Shareholders to be held on May 16, 1995, is incorporated by reference in Part III hereof.

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

                                                             Year Ended December 31
                                          ______________________________________________________________
                                             1994         1993         1992         1991        1990
                                             ____         ____         ____         ____        ____

                                                (Amounts in Thousands except Per Share Statistics)
OPERATIONS DATA:
 Total income........................     $1,651,187   $1,600,038   $1,529,452   $1,382,906   $1,235,575
                                          ==========   ==========   ==========   ==========   ==========

 Income from operations..............     $   96,185   $   97,157   $   69,612   $   74,672   $   68,714
 Cumulative effect of
  accounting change (a)..............              -            -      (37,990)           -            -
                                          __________   __________   __________   __________   __________
 Net income..........................     $   96,185   $   97,157   $   31,622   $   74,672   $   68,714
                                          ==========   ==========   ==========   ==========   ==========

 Income per share:(b)
 Income from operations..............         $4.18        $4.25        $3.05        $3.21        $2.85
 Cumulative effect of
  accounting change (a)..............             -            -        (1.67)           -            -
                                              _____        _____        _____        _____        _____
 Net income..........................         $4.18        $4.25        $1.38        $3.21        $2.85
                                              =====        =====        =====        =====        =====


Dividends Per Common Share...........         $1.26        $1.21        $1.14        $1.07        $ .99
                                              =====        =====        =====        =====        =====

                                                                    December 31
                                          ______________________________________________________________
                                            1994         1993          1992          1991         1990
                                            ____         ____          ____          ____         ____

                                                              (Amounts in Thousands)
BALANCE SHEET DATA (c):
  Total assets.......................     $7,004,262   $6,740,241   $6,095,272   $5,329,269   $4,573,347
                                          ==========   ==========   ==========   ==========   ==========

  Long-term debt.....................     $  349,360   $  349,235   $  349,439   $  249,229   $  349,326
                                          ==========   ==========   ==========   ==========   ==========

  Redeemable preferred stock.........     $      -     $      -     $      -     $    2,833   $    3,778
                                          ==========   ==========   ==========   ==========   ==========

  Equity Capital.....................     $  877,888   $  966,029   $  890,441   $  884,436   $  843,346
                                          ==========   ==========   ==========   ==========   ==========

__________



     (a) Effective as of January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See Notes 1 and 5 of Notes to Financial Statements for further information.

     (b) See Note 1 of Notes to Financial Statements as to calculations of income per share.


     (c) Effective as of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See Note 1 of Notes to Financial Statements for further information.

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

   Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Net cash provided from operating activities of the life insurance subsidiaries amounted to approximately $205 million in 1994. Cash dividends paid by all consolidated subsidiaries to the parent company amounted to $45.7 million, $61.2 million and $47.7 million in 1994, 1993, and 1992, respectively. Additionally, during 1993, securities with market value of $21.6 million were transferred from a life insurance subsidiary to the parent company and subsequently contributed to another life insurance subsidiary in connection with the combination of the two subsidiaries' operations. In addition to the 1992 cash dividends, securities with market value of $26.3 million were transferred from a life insurance subsidiary to the parent company following the combination of operations of two of the Company's life insurance subsidiaries. All of the aforementioned cash dividends to the parent company came from the life insurance subsidiaries. The greater amount of cash dividends received in 1993 versus the preceding and following year reflected capital made available at the subsidiary level from the combination of operations of certain life insurance subsidiaries, and a portion of the incremental amount received in 1993 was applied to repay corporate borrowings. It should be noted that payment of dividends from the life insurance subsidiaries for application toward liquidity needs at the parent company level (including overhead costs, interest on indebtedness and dividends on preferred and common stocks) may require regulatory approval in cases where such dividends exceed certain guidelines generally based on income before capital gains and losses and Equity Capital as reported to regulatory authorities on the basis of statutory accounting practices ("Regulatory Operating Income" and "Regulatory Equity Capital") and, at a further threshold, may require payment of additional taxes under provisions of federal income tax law applicable to life insurance companies. The life insurance subsidiaries reported Regulatory Operating Income of $41.9 million, $88.9 million, and $56.6 million in 1994, 1993 and 1992, respectively and Regulatory Equity Capital of $542.7 million, $549.4 million, and $525.3 million as of December 31, 1994, 1993 and 1992, respectively. The 1994 decrease in Regulatory Operating Income resulted primarily from the statutory financial statement impact of a 44% increase in term insurance sales in 1994, as indicated in Note 1 of Notes to Financial Statements. In determining the timing and amount of such dividend payments, management considers, among other factors, insurance industry rating agency criteria which are based primarily upon the statutory financial position of life insurance companies. Historically, these self imposed criteria have been more restrictive in terms of dividend availability than the aforementioned regulatory or tax considerations. Investment advisory and service fees paid by the life insurance subsidiaries, and portfolio investment income, which totalled $8.3 million and $4.6 million respectively in 1994, comprise additional sources of liquidity at the parent company.

   In addition to the liquidity factors at the subsidiary level previously discussed, cash requirements at the parent company for interest on indebtedness, dividends on preferred and common stocks, and overhead costs are a key factor in the Company's overall liquidity situation. On a pre-tax basis, interest and overhead amounted to $70.6 million, $66.1 million and $68.1 million in 1994, 1993 and 1992, respectively, while dividends totalled $28.8 million, $27.4 million and $25.8 million, respectively. The major portion of the 1994 increase in interest and overhead was attributed to interest expense and came primarily from higher interest rates applicable to short term corporate borrowings. The Company's common stock repurchase program, which was reactivated during the fourth quarter of 1994, was also a factor in its cash requirements. In October 1994, the Board of Directors extended this program through November 1995 and authorized repurchase of up to one million common shares. During the fourth quarter of 1994, 170,700 shares were repurchased by the Company at a total cost of $5.4 million, for an average cost of $31.64 per share.

   On a consolidated basis, net cash provided by operating activities amounted to $177.9 million, $98.3 million and $62.5 million in 1994, 1993 and 1992 respectively. These reported amounts reflect fluctuations in accounts payable and receivable and amounts due to policyholders that result from random timing differences in securities transaction settlements, claims payments, and similar matters. Excluding the impact of these fluctuations, net cash provided by operating activities would be approximately $166 million, $152 million, and $59 million in 1994, 1993 and 1992, respectively. The 1994 increase reflects various factors including increased premium income associated with greater sales of individual life insurance products and written premiums on credit insurance products. Factors in the 1993 increase include the growth of investment income that year arising from a $546 million increase in annuity account balances during 1992, and the negative impact on 1992 cash flows of approximately $18 million net payments to the Internal Revenue Service relating to settlement of prior year tax returns.

   Cash flows from operating activities for 1994 included $73.0 million from the change in liability for future policy benefits, versus $53.0 million in 1993, with increased sales of traditional individual life insurance products and written premiums on credit insurance coverages the major contributing factors. Interest credited to policyholder account balances increased to $194.0 million in 1994 versus $183.7 million in 1993, reflecting the increase in policyholder account balances relating to individual annuities and universal life insurance contracts. The impact of previous reductions in credited rates of interest on certain contracts, primarily during 1993, was a partial offsetting factor. As discussed under "Results of Operations," credited rates of interest on substantially all of the Company's individual annuity products were increased during the second half of 1994. The portion of policyholder account balances relating to individual annuities was approximately $1.8 billion at December 31, 1994 versus $1.7 billion at December 31, 1993, with the remainder relating to universal life insurance contracts. Interest rates credited on these universal life and individual annuity contracts may be adjusted periodically by the Company. Subject to any applicable surrender charges, the Company's universal life insurance products and individual annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition  for  investment  and  insurance  funds,  and  perceived  financial strength of the insurer. These contracts are generally supported by the Company's investment portfolios, which are primarily comprised of investment grade, publicly traded corporate bonds. Substantially all of the Company's interest sensitive life insurance and annuity contracts provide for imposition of a surrender charge in the event of policy surrender during a specified initial period commencing with contract inception, typically ten to fifteen years for universal life insurance and five to seven years for individual annuities, with the significance of this charge often subject to reduction over the applicable period or during the later portion thereof. As of December 31, 1994, approximately 9% of the Company's deferred annuity contracts and 16% of its universal life insurance policies, based on policyholder account balances, were beyond the contractual period during which a significant charge could be imposed in the event of termination. The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset / liability management strategy and are classified as "available for sale" as discussed in Note 1 of Notes to Financial Statements. Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed. The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders of these contracts were experienced, the cash flow requirements associated with such surrenders could conceivably require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. Any additional cash flow requirements would be met through the sources of liquidity described earlier.

   Current year Federal income tax payments amounted to $54.5 million, $60.7 million and $57.3 million in 1994, 1993 and 1992, respectively. The Company and certain subsidiaries also made payments to the Internal Revenue Service during 1994 and 1992 amounting to approximately $6 million and $18 million, respectively, relating to settlement of prior year tax returns. Since the latter payments were associated with previously recorded liabilities, these settlements had no impact on reported results of operations.

   Net cash used in investing activities amounted to $456.7 million, $492.8 million, and $705.6 million in 1994, 1993 and 1992, respectively. The 1994 and 1993 decreases resulted primarily from declines in individual annuity sales which, as discussed below, also resulted in reduced levels of increase in policyholder account balances. The Company's investment management policies include continual evaluation of securities market conditions and circumstances relating to particular investment holdings which may result in selection of fixed maturity or other investments for sale prior to maturity. Securities may also be sold as part of the Company's asset/liability management strategy as indicated above in response to changes in interest rates, resultant prepayment risk, and similar factors. The approximately $1.1 billion, $1.2 billion, and $800 million disposals of fixed maturity investments included in cash flows from investing activities for 1994, 1993 and 1992 included, respectively, $209 million, $928 million and $497 million (adjusted cost) of securities which were called for redemption by the respective issuers prior to maturity. The majority of the 1994 redemptions were experienced during the first quarter. The remainder of the 1994 disposals of fixed maturities came primarily from sales of certain lower yielding securities with the objective of reinvestment of proceeds in securities of similar quality, with higher available interest rates, and sales of certain securities in accordance with asset / liability management strategies to maintain an appropriate relationship between the maturity distribution of investment securities and prospective future cash flows relating to policyholder account balances. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments. The net impact of these transactions is not anticipated to result in a material adverse impact on consolidated net investment income of the Company. Purchases of fixed maturity investments in 1994, 1993 and 1992 amounted to approximately $1.5 billion, $1.8 billion and $1.6 billion, respectively, reflecting both reinvestment of the proceeds from fixed maturity disposals and investment of funds corresponding to the increases in policyholder account balances. Valuation reserves are maintained for investments with a reduction in value determined to be other than temporary. As indicated in Note 1 of Notes to Financial Statements, net unrealized losses on the Company's fixed maturities portfolio, with adjusted cost of $5.2 billion as of December 31, 1994, amount to approximately $252 million at that date. This amount reflects gross unrealized gains of $39 million and gross unrealized losses of $291 million. Based on current evaluation of the paying status of the Company's fixed maturity investments and anticipated continuation of the aforementioned investment policies, the sales of selected fixed maturity investments and retention of certain securities with current market value less than book value are not anticipated to result in a material adverse impact upon the Company's net cash flows. As discussed in Note 1 of Notes to Financial Statements, the Company's $319.6 million consolidated investment in mortgage loans as of December 31, 1994 is characterized by a broad geographical distribution. The Company invests principally in commercial mortgages which comprise substantially all of the total investment in mortgages at December 31, 1994. Commercial mortgage investments are generally made with a loan-to-value ratio not in excess of 75% and emphasize fully occupied general purpose retail, office and industrial real estate having broad user appeal on a diversified national basis. Investment in real estate is limited typically to selected commercial real estate which is substantially pre-leased or where the prospects of finding a user upon completion are unusually attractive. As of December 31, 1994 and 1993, consolidated invested assets included $30.4 million and $25.0 million book value of real estate acquired through foreclosure, respectively. Consolidated net investment income included a net credit of $465 thousand and a net charge of $1.2 million in 1994 and 1993, respectively, relating to such properties. It is the Company's general policy to determine the estimated net realizable value of foreclosed real estate based upon appraisals relating to the underlying mortgage loans which are continually reviewed and/or updated by management based upon market conditions furnished by third party property managers or brokers. The Company maintains reserves so that these assets are carried at the lower of cost or estimated net realizable value. Based on current evaluation of real estate properties held as a result of foreclosure and anticipated continuation of the Company's policies relating to disposal of such properties, the retention of these properties until disposal at terms believed to reflect their estimated net realizable values is not anticipated to result in a material adverse impact upon consolidated net investment income or the liquidity of the Company.

   Net cash flows provided by consolidated financing activities amounted to $270.4 million, $380.3 million, and $641.2 million in 1994, 1993 and 1992, respectively. The reduced levels of cash flows from financing activities in 1994 and 1993 reflect the impact of decreased individual annuity sales on changes in policyholder account balances as well as a volume-related increase in the dollar amount of surrenders of individual annuity contracts, which are charged to these balances. The increase in policyholder account balances amounted to $269.5 million, $416.7 million, and $647.5 million in 1994, 1993 and 1992, with gross premiums on single premium annuities of $244.8 million, $344.7 million and $524.8 million in those years, respectively. The decline in annuity sales reflects previous management actions with objectives including diversification of sales mix and production sources. Gross surrender benefits on individual deferred annuities amounted to approximately $173 million and $119 million in 1994 and 1993, respectively. Sales of interest sensitive permanent life insurance policies, with new annualized premiums of $60.2 million, $55.8 million and $55.0 million in 1994, 1993, and 1992, respectively, and the increase in accumulated values on contracts in force were also factors in the growth in policyholder account balances. Premium receipts for substantially all of the Company's interest sensitive individual life and annuity contracts are not included in reported revenues but are instead directly credited to the liability for policyholder account balances as required by FASB Statement No. 97.

   Cash flows from financing activities for 1994 reflect a refinancing transaction in which the Company borrowed $100 million in May 1994, classified as notes payable, under a revolving credit agreement commenced at that time with The Bank of New York (as agent) which provides for term loan borrowings of up to $150 million. The proceeds of this borrowing were utilized to repay $100 million "current maturities of long-term debt" under a previous two-year revolving credit facility which expired in May 1994. Subsequently, the Company borrowed the remaining $50 million available under this agreement and utilized these proceeds to repay a similar amount of short-term variable rate bank borrowings. See Note 2 of Notes to Financial Statements for further information. The aggregate 1994 increase of approximately $31 million in outstanding long-term and short-term debt relates primarily to working capital requirements. Cash flows from financing activities for 1993 include refinancing transactions in which the Company issued a total of $300 million principal amount of debt securities under shelf registration statements and utilized the proceeds to repay $200 million long term debt and $100 million short term variable rate bank debt. The $112.4 million decrease in notes payable included in 1993 cash flows from financing activities reflects the noted refinancing of short term variable rate bank debt as well as the application of a portion of dividends received from the life insurance subsidiaries by the parent company to repay short term bank borrowings as discussed earlier.

   As of December 31, 1994, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short-term borrowings with three banks, negotiated independently of such lines to take advantage of more favorable available interest rates, in the aggregate amount of $46.5 million, as well as $150 million borrowings under a revolving credit agreement with The Bank of New York as discussed above. Also at that date, the Company had available a revolving credit agreement with Chemical Bank which provides short term borrowing facilities up to $100 million, under which no borrowings were outstanding. The Company's short term borrowings were utilized primarily for working capital requirements.

Capital Resources

   Long term debt at December 31, 1994 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000, both issued in early 1993 under shelf registration statements. The Company has filed an additional shelf registration statement which, as of December 31, 1994, permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder. The Company's remaining long term debt at December 31, 1994 consists of a $50 million issue of 9.15% Notes due 1999 which permits repayment at the option of the Company prior to maturity, commencing in 1996. While it is currently anticipated that the major portion of the long term debt will be repaid using the net proceeds of debt and/or equity or combination securities to be issued at future dates, determination of the timing and amount of such repayments and securities issues will be dependent upon future market conditions, future cash flows, and other unforeseen circumstances.

  For the years ended December 31, 1994, 1993 and 1992, respectively, consolidated interest expense amounted to $35.6 million, $32.4 million, and $33.8 million, with $24.4 million, $26.7 million, and $25.9 million of such interest expense relating to long term debt. Dividends paid on the Company's outstanding stock issues for such years were $28.8 million, $27.4 million, and $25.8 million, substantially all relating to common stock. The increases in such dividends reflected increases in common stock dividends per share from $1.14 in 1992 to $1.21 in 1993 and $1.26 in 1994. The 1994 increase in interest expense came primarily from higher interest rates applicable to short-term borrowings. The decrease in consolidated interest expense in 1993 as compared to 1992 resulted primarily from more favorable interest rates applicable to short-term borrowings in 1993 and long-term debt refinancing transactions early that year.

  The Company has outstanding Standby Letters of Credit with two banks representing contingent obligations to fund various trusts established in connection with certain employment contracts of management employees, the Company's Supplemental Retirement Plan, Retirement Plan for Outside Directors, and Retirement Plan, in the event of a Change in Control (as defined in the trust agreements), totalling $88 million. Additionally, in connection with the application by a life insurance subsidiary for an additional state license to transact business, USLIFE Corporation has agreed to guarantee that subsidiary's maintenance of the state's minimum capital and surplus requirements (amounting to $4.4 million as of December 31, 1994) for a ten year period commencing at the effective date of such license.


Results of Operations


     1994 Compared to 1993

     For the year ended December 31, 1994, net income amounted to $96.2 million versus $97.2 million for 1993. The $96.2 million net income for 1994 included net capital loss transactions with an after-tax impact of $902 thousand, while 1993 results included net capital gains with an after-tax impact of $5.5 million. The 1994 net capital losses came primarily from disposal of certain real estate investments. The net capital gains reported for 1993 reflected $54.5 million pre-tax gains on disposals of fixed maturity investments, which were partially offset by pre-tax losses of approximately $10.7 million on disposal of certain real estate, mortgage and joint venture investments and by additions to valuation reserves for certain investments with loss exposure. As discussed under "Financial Condition," the major portion of disposals of fixed maturity investments during 1993 related to securities which were called for redemption by the respective issuers prior to maturity. Consolidated net income for 1993 also includes a gain of $1.5 million (after applicable taxes) from sale of a subsidiary's home office property and a charge of $2.0 million to recognize the cumulative impact of the change in corporate Federal income tax rates enacted in August 1993 as required by FASB Statement No. 109.

     Excluding the transactions discussed above (capital gains and losses, 1993 recognition of cumulative impact of income tax rate change, and 1993 home office property sale), consolidated after-tax income amounted to $97.1 million for 1994 versus $92.1 million for 1993, an increase of $5.0 million or 5.4%. On a similar basis, after-tax income of the life insurance subsidiaries increased $7.6 million or 6.0%. The improvement in life insurance subsidiary results came primarily from an increase in pre-tax profits from the individual life and annuity product line, accompanied by alleviation of certain expenses that negatively impacted 1993 group health results from "association" business as discussed below. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $37.1 million in 1994 versus $34.5 million for 1993, resulting in a negative comparative impact of $2.6 million on after-tax consolidated results. Higher interest rates applicable to short term corporate borrowings in 1994 were the primary cause of this negative variance. Corporate charges reflect, among other factors, interest expense associated with financing of repurchases of the Company's common stock under the treasury stock repurchase program.

     Pre-tax income of the life insurance subsidiaries, excluding capital gains and losses and the 1993 home office sale as discussed above, was $204.7 million in 1994 versus $192.9 million in 1993. The major portion of the life insurance subsidiaries' pre-tax income is attributed to the individual life insurance and annuity product line. The life insurance subsidiaries also offer credit and group life insurance products, including mortgage life insurance. The indicated pre-tax income includes a pre-tax profit of $11.8 million attributed to all health insurance coverages in 1994, versus $9.3 million in 1993. Employer / association group health insurance, primarily consisting of employer-employee cases that are often written in conjunction with group life insurance, accounted for approximately 84% and 87% of total health insurance premiums in 1994 and 1993, respectively. The remainder of the Company's health insurance business consists of credit disability insurance, "other group health" insurance (primarily mortgage disability coverages), and individual health and disability coverages including specialty products and cases issued on group conversions. A discussion of the Company's various product lines, excluding the impact of capital gains and losses and the 1993 subsidiary home office property sale which are previously discussed, follows.

     Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $186.3 million in 1994 versus $177.1 million in 1993. The increase of approximately $9 million or 5% reflected improved mortality experience, gains from investment income margins, and voluntary policy termination (persistency) experience. Investment income margins are affected by changes in rates of return available to the Company on portfolio investments, and adjustments that may be made by the Company on credited rates of interest on certain contracts, as discussed below.

     A pre-tax profit of $1.1 million was reported for credit life insurance coverages for 1994, versus $1.3 million for 1993, as less favorable mortality experience in 1994 offset the impact of increased premium income.

     Pre-tax profits from the Company's group life insurance lines of business amounted to $5.5 million in 1994 versus $5.2 million in 1993. Pre-tax income from employer / association life insurance products increased approximately $650 thousand, from $4.6 million in 1993 to $5.2 million in 1994, reflecting improved mortality experience and reduced expense levels. A negative variance of about $300 thousand from the Company's other group life insurance lines, including mortgage life insurance and specialty coverages, partially offset the improved employer / association group life results.

     The individual health and disability product line reported a pre-tax profit of $721 thousand for 1994, versus a pre-tax loss of $290 thousand for 1993. This product line consists primarily of certain specialty products and coverages issued upon conversion of certain group health insurance products.

The improved results in 1994 came primarily from more favorable morbidity experience on certain specialty products included in this line.

     Pre-tax profits from the credit disability product line amounted to $5.2 million for 1994, versus $5.0 million in 1993, reflecting more favorable morbidity experience during 1994.

     Pre-tax profits from the Company's group health insurance lines of business amounted to $5.9 million in 1994 versus $4.6 million in 1993. Pre-tax income from employer / association health insurance products increased from $4.6 million in 1993 to $5.6 million in 1994. The favorable variance of $1.0 million came primarily from a decrease in legal and other expenses relating to an association group health marketing organization which had declared bankruptcy. These expenses, which were the major contributing factor in a $4.3 million pre-tax loss for 1993 ascribed to "association" products included in the employer / association group health line, were subsequently mitigated. Residual expenses relating to this matter are not expected to have a material adverse impact on consolidated results of operations. The benefit from mitigation of these expenses was offset by the impact of a decline in premium revenues on employer / association health insurance products from $429 million in 1993 to $397 million in 1994, primarily attributed to small group major medical lines. Since the major portion of the Company's major medical business has consisted primarily of "indemnity" coverages, a shift in market emphasis to managed care products arising from legislation in New York and New Jersey resulted in a reduction in new sales as well as erosion of business in force. The Company's decision in late 1993 to restrict major medical sales to states where it has a significant amount of in-force business also contributed to the decline in revenues. The Company has initiated expense reduction measures to alleviate the impact of reduced group health revenues on pre-tax profits from these lines. Additionally, the Company has refined its "ancillary" group products, such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines, and is introducing new managed care products and networks in several states with the objective of improving its competitive position. Profitability of the Company's group health insurance lines is dependent upon various factors including the ability of the Company to match premiums charged to benefit costs and to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis, as well as market acceptance of products currently offered and those being introduced.

     Total revenues of the life insurance subsidiaries in 1994 amounted to $1.630 billion, an increase of $46.8 million or 3.0% over 1993, primarily on increases of $43.4 million (or 3.9%) and $16.8 million (or 3.9%) in premiums and considerations and net investment income, respectively. Other income decreased $1.3 million to $17.0 million in 1994, reflecting the inclusion in 1993 results of $2.3 million income from the sale of a subsidiary's home office property. The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and from increased written premiums on the Company's credit insurance products. A decrease of $31.0 million in employer / association group insurance premiums, reflecting reduced sales and erosion of in-force business on major medical products as discussed above, was a partial offset. Premiums and other considerations from individual life insurance and annuity products amounted to $434.2 million in 1994, compared to $388.1 million in 1993, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales of traditional life insurance products in 1994. Net investment income of the life insurance subsidiaries increased $16.8 million, as noted above, reflecting a larger investment base in 1994. The pre-tax annual yield declined from 8.35% in 1993 to 7.92% in 1994, as a decline in market interest rates resulted in redemptions of higher yielding securities out of the Company's investment portfolio particularly during 1993 and into the first quarter of 1994, and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available interest rates. In this connection, it should be noted that the Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on available market interest rates and portfolio rates of return. Investment income gains represent the spread between interest earned on the investment portfolio and interest credited to policyholders. These gains, on certain products, benefited during 1993 as reductions in credited rates of interest were implemented as contractually permitted while reductions in investment income arising from redemptions by the respective issuers were experienced over the course of the year. These gains tended to stabilize rather than increase during most of 1994 due to realization of the full impact of the investment income reductions associated with the earlier redemptions. Although available interest rates on securities investments have risen during the latter portion of 1994, the impact on yields has not yet been fully realized. During 1993, interest rates credited on the Company's universal life insurance contracts typically ranged from 6.5% to 7.5% at the beginning of the year and from 6.0% to 7.0% at the end of the year, reflecting periodic rate decreases during that year. Rates were essentially unchanged on these policies during 1994. In 1993, interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, typically ranged from 4.5% to 5.0%. Credited rates of interest on the Company's deferred annuities at the beginning of 1994, on a similar basis, typically ranged from 4.5% to 4.8% . Recognizing the rise in available interest rates during the second half of 1994, first year credited interest rates offered on substantially all of the Company's deferred and immediate annuity contracts were increased during that period, with the amount of increase varying based on the type of contract. Credited renewal rates of interest were also increased on these contracts, with effective dates either at contract anniversary or January 1, 1995 based on type of contract. At January 1, 1995, giving effect to the various rate adjustments, the rates offered on these contracts typically ranged from 4.8% to 5.5% excluding first year increments. The prospective impact of these rate adjustments on reported results will be dependent upon various factors including future sales, surrender levels, and investment portfolio yield. In the event of future general increases in market interest rates, the market value of certain of the Company's investments including its fixed maturity portfolio would be expected to decrease, and the contribution to the Company's earnings from the difference between interest earned on investments and interest credited on these products could be adversely affected, depending on the timing and extent of adjustments in credited rates of interest on in-force business and in the investment portfolio in response to such changes.

     Total benefits and expenses of the life insurance subsidiaries increased $49.4 million or 3.6% over 1993. Benefits to policyholders and beneficiaries amounted to $727.9 million in 1994, versus $737.7 million in 1993. The decrease came primarily from reduced group health insurance volume, particularly in major medical business, relating to policy lapses and a reduced level of sales as previously discussed. Interest credited to policyholder account balances increased $10.3 million (or 5.6%), reflecting the increased volume of universal life-type and individual annuity contracts in 1994 with the impact of earlier reductions in credited rates of interest on certain contracts a partial offsetting factor. An increase in future policy benefits of $79.3 million was recorded for 1994, versus $39.8 million for 1993, with the $39.4 million variance primarily associated with the increases in premiums on traditional individual life and credit insurance coverages. Amortization of deferred policy acquisition costs amounted to $159.7 million in 1994 versus $151.9 million in 1993, reflecting various factors including the increased volume of individual life and annuity business in force during 1994. Commissions, insurance taxes and licenses, and general expenses totalled $261.9 million in 1994, approximating the $260.4 million recorded in 1993, as volume related increases in commissions and expenses on the individual life and credit insurance product lines were essentially offset by expense reductions relating to group health insurance products as previously discussed.

     At December 31, 1994, consolidated invested assets included approximately $232 million (adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate market value of approximately $228 million at December 31, 1994 and, based on market value, represent approximately 3% of consolidated total assets at that date. See Note 1 of Notes to Financial Statements for further information. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

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

                                   BUSINESS

Lines of Business

     USLIFE Corporation ("USLIFE" or "the Company"), a New York business corporation formed in 1966, is a life insurance-based holding company whose principal subsidiaries engage in the life insurance business. Other subsidiaries of USLIFE, engaged in investment advisory, broker-dealer, marketing, real estate, data processing and administrative operations, provide services to the life insurance companies. Only life insurance is a reportable industry segment, and the related information is presented in Note 1 of Notes to Financial Statements.

     The following table sets forth total income and income before taxes of the operations of USLIFE for the indicated subsidiary groups and "corporate services" for the past five years.

                                                                Year Ended December 31
                       __________________________________________________________________________________________________________
                              1994                   1993                  1992                 1991                 1990
                       ___________________  _____________________  ____________________  ___________________  ___________________
                                    Income              Income                 Income                Income               Income
                         Total      Before     Total    Before       Total     Before      Total     Before     Total     Before
                         Income     Taxes      Income   Taxes        Income    Taxes (a)   Income    Taxes      Income    Taxes
                         ______    ________    ______   _______      ______    _________   ______    ______     ______    ______
                                                                 (Amounts in Thousands)
Life Insurance........ $1,629,968  $203,424  $1,583,197  $206,011  $1,514,233  $159,301  $1,368,592 $171,487  $1,225,047 $168,376
Realty and
 Securities Investment     12,254      (214)     10,622    (2,542)     11,149       (59)      9,364      429       8,001     (167)
Corporate Services (b)      8,965   (56,213)      6,219   (51,898)      4,070   (54,905)      4,950  (60,897)      2,527  (64,739)
                       __________  ________  __________  ________  __________  ________  __________ ________  __________ ________
  Consolidated........ $1,651,187  $146,997  $1,600,038  $151,571  $1,529,452  $104,337  $1,382,906 $111,019  $1,235,575 $103,470
                       ==========  ========  ==========  ========  ==========  ========  ========== ========  ========== ========

_________

          (a) Before  cumulative effect  of accounting  change relating to
     postretirement benefits  other than  pensions.   See Notes 1 and 5 of
     Notes to Financial Statements for further information.

          (b) Reflects corporate interest expense and overhead, and corporate services to subsidiaries by USLIFE Corporation, USLIFE Systems Corporation, USLIFE Insurance Services Corporation, and USLIFE Agency Services, Inc. as well as consolidating adjustments.


Life Insurance

  General

     In 1994, USLIFE's life insurance business was conducted by four operating life insurance subsidiaries (the "Life Insurance Subsidiaries"): The United States Life Insurance Company In The City of New York ("United States Life"), All American Life Insurance Company ("All American Life"), The Old Line Life Insurance Company of America ("Old Line Life"), and USLIFE Credit Life Insurance Company ("USLIFE Credit Life").

     The Life Insurance Subsidiaries are all domestic stock insurance corporations with strong regional identifications. United States Life is the oldest stock life insurance company in America, having been incorporated in New York in February, 1850. While authorized to do business in all fifty states and the District of Columbia, its business is heavily concentrated in New York and adjacent eastern states. All American Life was incorporated in Illinois in 1950, and is licensed to do business in all states, except New York, and in the District of Columbia. Approximately 36% of its business in 1994 was derived from the central and southwestern regions of the United States. Old Line Life, incorporated in Wisconsin in 1910, is authorized to do business in all states, except New York, and in the District of Columbia; its business is concentrated heavily in Wisconsin, California, New Jersey and the north central region of the United States. USLIFE Credit Life, whose predecessors date from 1890, derives most of its business from its home state of Illinois and other midwestern and northwestern states.


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

     Individual life policies are offered by all of the Life Insurance Subsidiaries, except USLIFE Credit Life, on a non-participating and participating basis. Participating insurance is insurance whereby the policyholder is entitled to receive policy dividends reflecting the difference between the premium charged and actual experience, the premium being calculated to provide a margin over the anticipated cost of insurance protection. On December 31, 1994, 2% of individual life insurance in force was participating and premiums on participating policies represented 7% of individual life insurance premium income in 1994. See "Participating Policies" in Note 1 of Notes to Financial Statements. All group business, other than credit life insurance, is on a non-participating basis but approximately 12% of such business is subject to experience ratings under which the policyholder may receive refund credits depending on experience. Substantially all of the credit life insurance in force is non-participating.


  Development

     The following tabulations set forth the classes of life insurance in force at December 31, and the amount of new life insurance paid for and premium income in each of the years 1990 through 1994.

                                              1994           1993           1992           1991           1990
                                              ____           ____           ____           ____           ____
                                                                  (Amounts in Thousands)
Life Insurance in Force at December 31:
  Individual life......................   $ 85,884,409   $ 75,850,909   $ 70,215,988   $ 65,363,964   $60,517,878
  Credit life..........................      8,401,213      7,905,294      8,124,861      8,811,313     9,461,784
  Group life...........................     30,595,715     26,793,165     25,621,722     23,374,748    20,288,967
  Reinsurance assumed(a)...............     16,800,790     14,462,410     11,037,473     10,318,427     8,509,733
                                          ____________   ____________   ____________   ____________   ___________
       Total in force (a)(b)...........   $141,682,127   $125,011,778   $115,000,044   $107,868,452   $98,778,362
                                          ============   ============   ============   ============   ===========

New Life Insurance:
  Individual life......................   $ 19,875,925   $ 15,094,027   $ 13,842,145   $ 13,657,209   $11,093,989
  Credit life..........................      5,517,215      4,698,246      3,327,816      3,192,498     3,714,637
  Group life...........................      2,739,075      2,474,122      2,433,088      6,628,972     2,361,956
                                          ____________   ____________   ____________   ____________   ___________
   Total direct new business written...     28,132,215     22,266,395     19,603,049     23,478,679    17,170,582
  Reinsurance assumed..................        111,630          5,060          3,644         18,046        10,418
                                          ____________   ____________   ____________   ____________   ___________
               Total new business......   $ 28,243,845   $ 22,271,455   $ 19,606,693   $ 23,496,725   $17,181,000
                                          ============   ============   ============   ============   ===========

                                              1994           1993           1992           1991           1990
                                              ____           ____           ____           ____           ____
                                                                  (Amounts in Thousands)
Premium Income:
  Life Insurance:
       Individual(c)...................   $    243,817   $    220,686   $    207,822    $   199,968   $   191,889
       Credit life.....................         66,269         56,778         53,555         54,546        64,334
       Group life......................        185,482        178,302        165,897        154,582       140,641
                                          ____________   ____________   ____________    ___________   ___________
           Total life..................        495,568        455,766        427,274        409,096       396,864
                                          ____________   ____________   ____________    ___________   ___________
  Health Insurance:
       Individual health...............          1,024          1,302          1,308          1,198         1,075
       Credit disability...............         66,423         55,040         52,099         49,407        59,296
       Group health....................        406,688        438,075        452,306        386,373       309,299
                                          ____________   ____________   ____________    ___________   ___________
           Total health................        474,135        494,417        505,713        436,978       369,670
                                          ____________   ____________   ____________    ___________   ___________
               Total premium income....   $    969,703   $    950,183   $    932,987    $   846,074   $   766,534
                                          ============   ============   ============    ===========   ===========

_______

     (a) Substantially all of the reinsurance assumed represents Servicemen's Group Life Insurance and Federal Employees' Group Life Insurance.

     (b) Includes ceded reinsurance of approximately $8.4 billion at the end of 1990, $8.0 billion at the end of 1991 and 1992, $7.5 billion at the end of 1993, and $7.8 billion at the end of 1994.

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


  Additions and Terminations

     There follows a tabulation of the Life Insurance Subsidiaries' additions and terminations by cause for both individual and group and credit life for the three years ended December 31, 1994:

                                                   Individual                            Group and Credit
                                     _______________________________________   ______________________________________

                                              Year Ended December 31                    Year Ended December 31
                                     _______________________________________   ______________________________________

                                         1994          1993          1992          1994          1993          1992
                                         ____          ____          ____          ____          ____          ____
                                                                   (Amounts in Thousands)
In force, January 1...............   $75,885,903   $70,247,455   $65,388,140   $49,125,875   $44,752,589   $42,480,312
                                     ___________   ___________   ___________   ___________   ___________   ___________
   Issued.........................    19,859,084    15,064,328    13,820,341     8,256,290     7,172,368     5,760,904
   Reinsurance assumed............        11,545         5,060         3,644       100,085             -             -
   Revived........................       142,934       139,475       121,706             -             -             -
   Additions by dividend..........        16,841        29,699        21,804             -             -             -
   Increase, net..................             -             -             -     1,846,201       812,904       710,679
                                     ___________   ___________   ___________   ___________   ___________   ___________
            Total.................    20,030,404    15,238,562    13,967,495    10,202,576     7,985,272     6,471,583
                                     ___________   ___________   ___________   ___________   ___________   ___________
Terminated by:
   Death..........................       189,130       174,448       146,775       164,735       154,281       149,995
   Maturity.......................         2,403         2,748         2,576             -             -             -
   Expiry.........................        66,936        64,116        52,860     1,486,517     1,969,555     3,021,682
   Surrender......................     1,302,168     1,290,923     1,284,035         2,887         7,421         1,466
   Lapse..........................     6,946,802     6,657,464     6,390,931     1,917,937     1,480,729     1,026,163
   Decrease, net..................       422,941       477,916       390,023             -             -             -
   Conversion.....................     1,060,175       932,499       840,980             -             -             -
                                     ___________   ____________  ___________   ___________   ___________   ___________
            Total.................     9,990,555     9,600,114     9,108,180     3,572,076     3,611,986     4,199,306
                                     ___________   ___________   ___________   ___________   ___________   ___________
Increase..........................    10,039,849     5,638,448     4,859,315     6,630,500     4,373,286     2,272,277
                                     ___________   ___________   ___________   ___________   ___________   ___________
In force, December 31.............   $85,925,752   $75,885,903   $70,247,455   $55,756,375   $49,125,875   $44,752,589
                                     ===========   ===========   ===========   ===========   ===========   ===========

     Universal life insurance represents approximately 36%, 37% and 37% of total individual life insurance in force at December 31, 1994, 1993 and 1992, respectively. Universal life insurance policies permit the policyholder to vary the timing and amount of premium payments, within contractual limits. Premium payments under these policies are credited to the policyholder's account balance, from which amounts are assessed for risk and administrative charges. These charges are subject to periodic adjustment by the Company. Interest is credited to the policyholder's account balance at rates which are subject to periodic adjustment by the Company. The remainder of the Company's individual life insurance in force consists primarily of whole life insurance and term insurance coverages. These contracts generally provide for fixed premium payments and death benefits. Whole life policies provide insurance over the entire life of the insured, with the face amount payable only upon the death of the insured, and typically provide for the accumulation of a surrender value based on contractual terms which may be payable to the policyholder or utilized to purchase a different form of insurance in the event that the policy is terminated prior to death of the insured. Term insurance policies provide insurance over a specified period of time, with the face amount payable if the insured dies during the policy term. Inasmuch as term policies generally do not provide for maturity benefits or accumulation of significant cash surrender values, premiums per dollar of death benefit are often initially lower than those of whole life policies. The 1994 increase in face value of individual insurance issued came primarily from increased term insurance sales. Sales of universal life insurance and traditional permanent life insurance also increased in 1994 as compared to 1993. The 1993 increase in face value of individual insurance issued reflects increased sales of both universal and traditional products as compared to the prior year. The face amount of individual life insurance terminated, in the aggregate, by lapse and surrender amounted to $8.2 billion, $7.9 billion, and $7.7 billion in 1994, 1993 and 1992, respectively. The relative consistency of these terminations as a percentage of beginning of year in-force business reflected a continuation of favorable voluntary policy termination ("persistency") experience. Subject to any applicable surrender charges, the Company's universal life insurance products and individual annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition for investment and insurance funds, and perceived financial strength of the insurer. These contracts are generally supported by the investment portfolios of the Life Insurance Subsidiaries, which are primarily comprised of investment grade, publicly traded corporate bonds. Substantially all of the Company's interest sensitive life insurance and annuity contracts provide for imposition of a surrender charge in the event of policy surrender during a specified initial period commencing with contract inception, typically ten to fifteen years for universal life insurance and five to seven years for individual annuities, with the significance of this charge often subject to reduction over the applicable period or during the later portion thereof. The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The adjusted cost and estimated market value of the Company's debt security investments, by contractual maturity, are set forth in Note 1 of Notes to Financial Statements. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations herein, the Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset / liability management strategy and are classified as "available for sale." Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed. The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. The 1994 and 1993 increases in aggregate volume of group and credit insurance issued were primarily attributed to credit life insurance and reflected various factors including new credit insurance accounts and new volume on certain cases transferred to USLIFE Credit Life from another subsidiary. The greater amount of group and credit insurance volume attributed to "increase, net" in 1994 versus 1993 relates primarily to net increases in face amount of employer/association business on previously written cases.




  Accident and Health Insurance

     For the last three years, accident and health insurance operations produced premium income and income before taxes (including capital gains and losses) as follows:

                                  Premium Income                   Income Before Taxes
                           ______________________________    _______________________________

                             1994        1993       1992       1994        1993        1992
                             ____        ____       ____       ____        ____        ____

                                                 (Amounts in Thousands)
Group.................     $406,688   $438,075   $452,306    $  6,148   $  5,314    $(19,811)
Individual............        1,024      1,302      1,308         743       (107)       (408)
Credit Disability.....       66,423     55,040     52,099       5,964      7,551       3,423


     Group health business is often written as a corollary to the sale of group life insurance. Premiums charged for group health insurance products are subject to periodic rate adjustments by the Company which considers, among other factors, trends in the costs of benefits provided in setting such rates. Profitability of these products is dependent upon various factors including the ability of the Company to match premiums charged to increases in benefit costs through periodic rate adjustments and to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. The 1994 increase in pre-tax income from the group health insurance lines came primarily from a decrease in legal and other expenses relating to an association group health marketing organization which had declared bankruptcy. The benefit from mitigation of these expenses was offset by the impact of a decline in premiums on employer/association health products as discussed below. The 1992 loss from group health insurance coverages reflects a pre-tax charge of $16.0 million to establish a reserve for amounts receivable from the aforementioned marketing organization. The remainder of the loss from these coverages in 1992 resulted primarily from charges to reflect the impact of settlement of a reinsurance dispute concerning certain group medical insurance programs previously written by a subsidiary of the Company as well as legal expenses and other costs relating both to the reinsurance dispute and the marketing organization in bankruptcy.

     Premium revenues from the group accident and health line have been declining since 1992. This decline is primarily attributed to state legislation in New York and New Jersey and the Company's decision, announced in December 1993, to withdraw from group major medical business in approximately 30 states where the amount of in-force business was judged insufficient to justify the expense of continued presence. The aforementioned state legislation has required the Company to redesign its portfolio of medical coverage products in the affected states as well as seek out managed care partners in order to offer competitive products. In late 1994 and in early 1995 the Company introduced two managed care products in the New York market which, management believes, will facilitate resumption of its sales efforts and alleviate the premium erosion. A similar product is awaiting approval in New Jersey. During 1993 and 1994, a number of modifications and improvements were made to the Company's "stand-alone" group life, long term disability and dental insurance products, with goals including an increase in the proportion of group insurance business from non-major-medical lines. Several product enhancements were also introduced for products sold through associations. In general, these initiatives have resulted in increasing sales of non-major-medical business in both the employer and association markets. However, premium growth to date in these areas has not been sufficient to fully compensate for the reduced volume of major medical business.

     The individual accident and health product line consists primarily of certain specialty products and coverages issued upon conversion of certain group health insurance products. The pre-tax loss recorded in 1992 reflected poor morbidity experience on specialty products included in this line. The 1993 loss was primarily attributed to results on coverages issued upon group health conversions. The improved results in 1994 came primarily from more favorable morbidity experience on certain specialty products included in this line.

     Credit disability insurance is written in conjunction with credit life insurance and covers the continuation of loan payments to a lender in the event the borrower becomes disabled. The credit disability pre-tax profits reported above include net capital gains of approximately $700 thousand, $2.5 million, and $1.5 million in 1994, 1993, and 1992, respectively. Excluding these transactions, pre-tax income increased from $1.9 million in 1992 to $5.0 million in 1993 and $5.2 million in 1994 with more favorable morbidity experience in the latter two years the primary factor.




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

     Commencing December 31, 1992, fixed maturities which may be sold prior to maturity as a result of the Company's investment strategies were classified as available for sale and carried at the lower of aggregate adjusted cost or market value as of the balance sheet date. As discussed below, valuation reserves are maintained for fixed maturities and other investments with a reduction in value determined to be other than temporary. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company's fixed maturity investments to be carried at market value. Common stocks and non-redeemable preferred stocks ("equity securities") are carried at market. See Note 1 of Notes to Financial Statements for further information.

     The mortgage portfolios of the Life Insurance Subsidiaries at December 31, 1994 had an aggregate principal amount of approximately $330 million and consisted of approximately 300 loans. The mortgage portfolio of the Life

Insurance Subsidiaries is characterized by a broad geographical distribution, with approximately 7% of total book value at December 31, 1994 relating to the New England region of the United States, 18% from the middle-Atlantic states, 20% from the north-central states, 16% from the south-Atlantic states, 11% from the south-central states, 13% from the mountain states, and 15% from the Pacific states. Based on book value, approximately 39% of these mortgage loans at that date are secured by office buildings, 24% by industrial / warehouse properties, 25% retail, and the remainder secured by apartments, one to four family residential, hotel / motel, medically oriented, or other specialty properties. At December 31, 1994, the average principal balance of mortgage loans contained in the portfolio was $1.1 million, with a weighted average yield of 10.1% on principal balance. The average maturity was approximately 7 years. The largest principal balance of any single mortgage loan at that date was $12.1 million. The Company regards delinquent mortgage loans to be those on which interest due is unpaid for 60 days or more or the loan is in foreclosure. The book value of delinquent mortgage loans amounted to approximately 2.9% and 7.3% of the mortgage loan portfolio at December 31, 1994 and 1993, respectively. On December 31, 1994 property held as a result of foreclosure of loans amounted to $30 million.

     The fixed maturities portfolios of the Life Insurance Subsidiaries at December 31, 1994 were predominantly comprised of investment grade securities (based on ratings assigned by recognized rating agencies and insurance regulatory authorities). At December 31, 1994, invested assets of the Life Insurance Subsidiaries included approximately $215 million (adjusted cost) of less than investment grade fixed maturity securities, based on these ratings. The latter investments had an aggregate market value of approximately $212 million as of December 31, 1994 and based on market value, represent approximately 3% of total assets of the Life Insurance Subsidiaries at that date. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The results of operations of the Life Insurance Subsidiaries historically have not reflected a material adverse impact from investment in such securities. Certain bonds, representing less than 1% of the total fixed maturities portfolio for the Life Insurance Subsidiaries, have defaulted in interest. Quality ratings of the fixed maturities portfolio of the Life Insurance Subsidiaries at December 31, 1994 with respect to each National Association of Insurance Commissioners
(NAIC) credit classification are as follows:

                    Fixed Maturities Available for Sale
     ________________________________________________________________

     NAIC Class                     Adjusted Cost       Market Value
     ___________                    _____________       ____________

                                         (Amounts in Thousands)

          1.......................   $3,382,682           $3,193,946
          2.......................    1,555,292            1,497,002
                                     __________           __________

     Total investment grade.......    4,937,974            4,690,948
                                     __________           __________

          3.......................      160,321              157,409
          4.......................       29,478               29,687
          5.......................        4,753                4,357
          6.......................       20,844               21,021
                                     __________           __________

     Total non-investment grade...      215,396              212,474

                                     __________           __________

     Total........................   $5,153,370           $4,903,422

                                     ==========           ==========





     The Company's management of the investment portfolios of the Life Insurance Subsidiaries includes identification and evaluation of holdings which are non-performing or have otherwise indicated performance which could imperil future investment income or recovery of invested amounts. A valuation reserve (established through income statement charges) is maintained for those investments where a reduction of value is determined to be other than temporary. In 1994, net additions to the valuation reserve for securities investments (on a pre-tax basis) were $2.6 million, and a total of $6.4 million was released from the reserves for real estate, mortgage loans and other investments due to disposal of certain investments for which reserves were previously established. In 1993, net additions to the valuation reserve for securities investments (on a pre-tax basis) amounted to $7.6 million, and $25.0 million was added to such reserves relating to real estate, mortgage loans, and other long term investments. In 1992, net additions to the valuation reserve for securities investments (on a pre-tax basis) amounted to $153 thousand, and $23.0 million was added to such reserves relating to real estate, mortgage loans, and other long term investments. Total pre-tax portfolio reserves for the Life Insurance Subsidiaries amounted to $121.4 million at December 31, 1994. The Company believes that adequate reserves for losses have been established.

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
   December 31       Cash       Assets        Total       Income(2)     Assets(3)   (Losses)(4)
   ___________       ____      ________       _____      __________     _________   ___________

                                             (Dollar Amounts in Thousands)
1994..........     $38,789    $5,934,178    $5,972,967     $448,712         7.92%      $(1,322)
1993..........      52,179     5,475,671     5,527,850      431,923         8.35        10,835
1992..........      64,769     4,966,327     5,031,096      402,579         8.76        (2,100)

________

     (1) Does  not include  adjustments for  net unrealized gains and losses on
securities.    See  Note  1  of  Notes  to  Financial  Statements  for  further information.

     (2) Net investment income is after deduction of investment expenses but before realized capital gains or losses and federal income taxes.

     (3) Calculated on the basis of a formula prescribed by the National Association of Insurance Commissioners which computes the yield on the mean asset values during the year.

     (4) The 1992 net realized loss reflected the disposal of certain real estate properties and additions to the valuation reserves for certain investments which, in the aggregate, more than offset $23.3 million gross pre-tax capital gains from disposals of fixed maturity investments.

The investment management policies of the Life Insurance Subsidiaries include continual evaluation of securities market conditions and circumstances relating to particular investment holdings which may result in selection of fixed maturity or other investments for sale prior to maturity. Securities may also be sold as part of the Company's asset / liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. The net yield on cash and invested assets declined from 8.76% in 1992 to 8.35% in 1993 and 7.92% in 1994, as a decline in market interest rates during 1992 and 1993 resulted in calls of higher yielding securities out of the investment portfolio and the reinvestment of proceeds from these securities, as well as funds provided from operations, at lower available interest rates. These security redemptions prior to maturity substantially abated following the first quarter of 1994, with increases in market interest rates on debt securities prevailing during the latter portion of the year. In this connection, it should be noted that the Company's liability for policyholder account balances, amounting to $3.6 billion and $3.3 billion at December 31, 1994 and 1993, respectively, relates to interest sensitive life insurance and annuity contracts that are subject to periodic adjustment of credited interest rates. Credited interest rates are determined by management based on factors including available market interest rates and portfolio rates of return. Interest rates credited on the Company's interest sensitive products are sensitive to changes in interest rates earned on the Company's investments. As discussed in Management's Discussion and Analysis of "Results of Operations" herein, the interest rates credited on the Company's deferred annuity and universal life products declined in 1992 and 1993, and interest rates credited on the major portion of the Company's deferred annuity contracts were increased beginning during the latter portion of 1994. Credited rates of interest on interest-sensitive contracts generally follow the pattern of yields on the assets supporting the related liabilities, while traditional contracts (such as permanent and term coverages) are not subject to credited interest rate adjustments. As discussed under "Regulation" herein, the Life Insurance Subsidiaries have complied for statement years 1994 and 1993 with valuation actuary testing requirements, promulgated by the NAIC, which apply specified rules to assess the impact of various interest rate scenarios on the adequacy of assets to meet policyholder liabilities. These tests did not disclose any failure of the Company's assets to support its policy liabilities under the NAIC specified testing scenarios.


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


  Employees and Agents

     At December 31, 1994, the Life Insurance Subsidiaries had approximately 1,500 regular employees at their home and regional offices, and individual life insurance policies were sold principally through approximately 500 active general agencies located throughout the United States. As discussed below, services are also furnished to the Life Insurance Subsidiaries by the Company's Realty Investment, Securities Investment, and Corporate Services subsidiaries, and by USLIFE Corporation.

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

In addition, subsidiaries of USLIFE own or lease other properties which house insurance and related service operations. Management believes its facilities are adequate for present needs in all material respects.

  Regulation

     The Life Insurance Subsidiaries are subject to regulation and supervision by the supervisory agency of each state or other jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, premium levels, the form and content of mandatory financial statements (see "Insurance Accounting" in Note 1 of Notes to Financial Statements), capital, surplus, reserve requirements and the types of investments which may be made. The
National Association of Insurance Commissioners ("NAIC") recommended in 1992 certain new regulatory reporting requirements for insurance companies, including "valuation actuary" and "risk-based capital" requirements. Under the valuation actuary requirement, the company must provide an actuary's certification of the adequacy of reserves for future liabilities, taking account of the assets that support them, under various possible economic scenarios. As indicated under "Investments and Investment Results," the Life Insurance Subsidiaries have satisfactorily complied with these requirements for statement years 1994, 1993 and 1992. The risk-based capital requirements, effective with statement year 1993, require the company to demonstrate that capital and surplus meet or exceed formula-driven standards based on exposure to specific categories of risk. Companies that do not meet a standard of at least a 200% ratio of "Total Adjusted Capital" to "Authorized Control Level Risk-Based Capital," as defined by regulatory authorities, are identified as candidates for various levels of regulatory action, ranging from increased surveillance to state insurance department control. At December 31, 1994, each of the Life Insurance Subsidiaries exceeded the required risk-based capital ratios, with each ratio (as defined) in excess of 400%. The Life Insurance Subsidiaries have not experienced and do not anticipate an adverse impact on their operations as a consequence of the valuation actuary and risk-based capital requirements. As specified by the NAIC, Insurance Regulatory Information System ("IRIS") ratios of certain key statutory data are computed for the Life Insurance Subsidiaries on an annual basis. These ratios revealed no material exceptions for statement year 1994. The Life Insurance Subsidiaries may be required, under the solvency or guaranty laws of the various states in which they are licensed, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. The Life Insurance Subsidiaries are required to file detailed reports with each supervisory agency, and their books and records are subject to examination by each. In accordance with the insurance codes in the states in which they are domiciled and the rules and practices of the National Association of Insurance Commissioners, the Life Insurance Subsidiaries are examined periodically by examiners of the states in which they are domiciled and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. All of the Life Insurance Subsidiaries have been examined at least as of December 31, 1990.

     Annual financial statements prepared in accordance with statutory accounting practices for each of the Company's Life Insurance Subsidiaries, filed with insurance departments in the states where the Company's Life
Insurance Subsidiaries are domiciled or licensed to do business, require the inclusion of an interest maintenance reserve ("IMR") and an asset valuation reserve ("AVR"), according to regulations prescribed by the NAIC. These regulations apply to all invested assets and require that investment gains and losses resulting from changes in interest rates be distinguished from gains and losses resulting from changes in creditworthiness. The IMR captures all investment gains and losses resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining lives of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and is adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio. The AVR requires reserves for mortgage loans, other invested assets and short-term investments as well as fixed maturity and equity security investments. The AVR and IMR are not recorded under generally accepted accounting principles and consequently have no impact on reported financial position or results of operations of the Company. The Company has not experienced any significant adverse impact on its overall operations as a result of these regulatory accounting requirements and, based on the current composition of the investment portfolios of the Life Insurance Subsidiaries, the Company does not currently anticipate significant adverse impact.

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


  Competition

     The insurance business is highly competitive, and there are approximately 1,800 stock and mutual companies some of which are larger than the Life
Insurance Subsidiaries (individually and in the aggregate). Although most insurance companies are stock companies, mutual companies account for nearly 40% of the life insurance in force in the United States and hold a still larger percentage of the admitted assets. The Life Insurance Subsidiaries believe that their premium rates and policies are generally competitive with those of other life insurance companies.

     If the aggregate volume of insurance in force of the Life Insurance Subsidiaries were considered to be that of one company, such company would have ranked 19th among the companies listed in surveys contained in the June 27, 1994 edition of the National Underwriter, Life and Health Insurance Edition. In addition to competition among life insurance companies, the Life Insurance Subsidiaries also compete increasingly with other financial institutions such as commercial banks and securities brokerage organizations. Competition from such financial institutions as well as other insurance companies is considered by the Life Insurance Subsidiaries in determining the rates of return to be offered on interest sensitive products. See discussion under "Additions and Terminations."

Realty Investment

  USLIFE Realty Corporation; USLIFE Real Estate Services Corporation

     USLIFE Realty Corporation ("Realty") was incorporated in 1954. Realty manages a portfolio of real estate, mortgage loan, and joint venture investments (approximately $1 million at December 31, 1994), enters into mortgage and real estate standby commitments for fees which may include the receipt of equity interests and participates in real estate joint ventures relating to properties being built for investment or sale.

     USLIFE Real Estate Services Corporation ("Services") was incorporated in 1969. Services, a subsidiary of Realty, is an approved mortgagee for placement and servicing of FHA insured mortgages. Services provides investment advice and management services for the combined mortgage and real estate portfolios of the Life Insurance Subsidiaries as well as certain other services for the Life Insurance Subsidiaries, such as originating mortgage loans, arranging standby commitments for fees and participations in real estate equity developments which frequently include participation in the profits or ownership of the underlying enterprises. Investment decisions, both as to overall investment objectives such as diversification, yield and risk, and as to the specific investment, remain the responsibility of the individual Life Insurance Subsidiaries. USLIFE Real Estate Services Corporation also provides services relating to mortgage portfolios of non-affiliated companies amounting to approximately $5 million at December 31, 1994.


Securities Investment

  USLIFE Advisers, Inc.

     USLIFE Advisers, Inc. ("Advisers"), a wholly-owned subsidiary of USLIFE, was incorporated in October 1972 to be the adviser to USLIFE Income Fund, Inc. ("Income Fund"), a closed-end mutual fund sponsored by USLIFE. Income Fund's primary investment objective is to provide a high level of current income to its shareholders. Income Fund made a public offering of its securities in December 1972 and had net assets of approximately $52 million at December 31, 1994. Advisers' services to Income Fund are furnished under an investment advisory contract which, as required by the Investment Company Act of 1940, provides that its continuance is subject to specific approval at least annually by a majority of the directors of Income Fund, including a majority of its directors who are not parties to such agreement or interested persons of any such party, or by vote of the holders of a majority of the outstanding voting securities of Income Fund, and to termination by either party on 60 days' notice. In 1994, Advisers earned fees of $375 thousand pursuant to this contract.


  USLIFE Equity Sales Corp.

     USLIFE Equity Sales Corp. ("Equity Sales") was incorporated in 1968 as a wholly-owned subsidiary of USLIFE. It is a member of the National Association of Securities Dealers, Inc., and Security Investors Protection Corporation and is registered as a broker-dealer in all 50 states and the District of Columbia. Its principal business is the sale of securities in combination with the life insurance products of the Life Insurance Subsidiaries.

     Approximately 740 registered representatives, almost all of whom are also licensed insurance agents, are affiliated with Equity Sales and are supervised by its main office in New York City and by branch offices. Equity Sales works with the Life Insurance Subsidiaries to recruit and train their agents to become registered representatives of Equity Sales. Emphasis is placed on the joint marketing of securities and insurance products.

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



Employees

     USLIFE and its subsidiaries employed approximately 2,100 persons at December 31, 1994.



Item 2.  Properties.

     Descriptions of properties of USLIFE and its subsidiaries are set forth in
Item 1.


Item 3.  Legal Proceedings.

    Reference is  made to  Part II,  Item I, Legal Proceedings, in Registrant's
Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 for a description of a federal court action entitled USLIFE Savings and Loan Association v. Louis Wilcox, et al., which is incorporated by reference herein. There have been no material developments in this matter since the date of that report.

   Reference is made to Part II, Item I, Legal Proceedings, in Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 for a description of a purported class action entitled Hoban v. USLIFE Credit Life Insurance Company, All American Life Insurance Company and Security of America Life Insurance Company, which is incorporated by reference herein. There have been no material developments in this matter since the date of that report.

  On November 17, 1994, a purported class action (Smith et al. v. USLIFE Credit Life Insurance Company, et al.) was filed in the United States District Court for the Northern District of Illinois. The Complaint alleges that in connection with purchases by plaintiffs of single premium term life insurance from mortgage lenders in connection with mortgage loans, defendants misrepresented the type of insurance offered as credit life insurance and sold the term life insurance at premiums in excess of those permitted for credit life insurance. The Complaint further alleges that upon prepayment of mortgage loans plaintiffs did not receive refunds of unearned premiums, which they would have been entitled to receive had they purchased credit life insurance. The Complaint contains claims for damages for breach of contract, breach of fiduciary duty, unfair and deceptive acts and practices, fraud, restitution and unjust enrichment and civil claims under the Federal RICO statute. On January 10, 1995, defendants filed motions to dismiss the Complaint for, among other reasons, failure to state a legally cognizable claim.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     USLIFE's Common Stock is traded on the New York, Chicago (formerly Midwest), Pacific and London Stock Exchanges. Dividends for the years ended December 31, 1994 and 1993 have been declared and paid to Common Stockholders at the annual rates of $1.26 and $1.21 respectively (paid quarterly in 1994 and
1993). As of February 24, 1995 there were approximately 7,800 record holders of the Common Stock. The following table sets forth the high and low sales prices for the Common Stock as reported in the consolidated transaction system for each quarterly period during the years indicated.

                                              MARKET PRICE RANGES
                                                 (low to high)

                                            1994                1993
                                            ____                ____

              First quarter......     37 1/2 - 41 3/8      36 1/8 - 42 5/8
              Second quarter.....     34 7/8 - 39 5/8      35 3/4 - 41 1/2
              Third quarter......     33 1/8 - 37 3/4      39 3/4 - 43 7/8
              Fourth quarter.....     30 7/8 - 35 7/8      36 1/2 - 45 3/4




   See "Insurance Accounting" in Note 1 of Notes to Financial Statements and Management's Discussion and Analysis of "Liquidity" herein, for information concerning regulatory restrictions upon payment of dividends by the Life Insurance Subsidiaries to the Company.


Item 8.  Financial Statements and Supplementary Data.

     See  separate  Index  to  Financial  Statements  and  Financial  Statement
Schedules on  page 42.   See  Note 15  of Notes  to Financial  Statements as to
condensed quarterly results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 10.  Directors and Executive Officers of the Registrant.

                     Executive Officers of the Registrant

     The executive officers of USLIFE are listed below. The executive officers, after their initial election, are elected at USLIFE's annual Board of Directors meeting to serve, unless removed, until the next such annual meeting, scheduled for May 1995.

                                                                                     Served as
     Name                   Office                                         Age       such since
    _____                   ______                                         ____      __________
       .....
Gordon E. Crosby, Jr.     Chairman of the Board; Chairman, USLIFE          74           (1)
                           Corporation Subsidiaries and USLIFE Income
                           Fund, Inc.
William A. Simpson        President and Chief Executive Officer;           56        1-1-95
                             Director
Greer F. Henderson        Vice Chairman and Chief Financial Officer        63        2-22-83
Christopher S. Ruisi      Vice Chairman and Chief Administrative           45        5-18-93
                           Officer
A. Scott Bushey           Executive Vice President-Corporate Planning      64        4-26-88
Arnold A. Dicke           Executive Vice President-Product Actuary         53        4-28-92
Wesley E. Forte           Executive Vice President-General Counsel         61        5-21-85
John D. Gavrity           Executive Vice President-Financial Actuary       54        10-23-91
James M. Schlomann..      Executive Vice President-Financial Operations    46        10-18-93
Richard G. Hohn.....      Senior Vice President - Investor Relations,      58        10-25-94
                           Secretary and Counsel
James B. Lynch, Jr.       Senior Vice President-Controller                 62        4-2-84
George W. McQueen         Senior Vice President-Financial Operations       62        9-28-82
Richard J. Chouinard      Chief Investment Officer; President and          62        4-26-88
                           Director, USLIFE Income Fund, Inc.
Frank J. Auriemmo, Jr.    Vice President & Treasurer                       53        9-25-84
James A. Bickler..        President - Chief Operating Officer,  All        53        10-25-94
                           American Life
Ralph J. Cargiulo         President and Chief Executive Officer,           60        5-18-93
                           United States Life
Phillip G. Faulkner       President and Chief Executive Officer,           58        6-1-74
                           USLIFE Real Estate Services Corporation
James A. Griffin          President and Chief Executive Officer,           55        10-1-88
                           Old Line Life
Thomas L. Hendricks       President and Chief Executive Officer,           54        4-1-91
                           USLIFE Systems Corporation and USLIFE
                           Insurance Services Corporation
James E. Lee              President and Chief Executive Officer,           62        1-1-80
                           USLIFE Credit Life
__________

     (1) Served as Chairman since March 21, 1967 and as Chief Executive Officer from June 6, 1971 to December 31, 1994. Served as President from November 1966 to June 1971; from October 1974 to March 1976; from January 1984 to November 1987; from December 1988 to May 1993; and from April 1994 to December 1994.

     All of USLIFE's executive officers devote their full time to the business of USLIFE or its subsidiaries. With the exception of Messrs. Dicke, Hohn, and Schlomann, all of the executive officers of USLIFE have been employed by USLIFE or one of its subsidiaries or one of their predecessors for at least five years. Mr. Simpson has served as President and Chief Executive Officer of USLIFE Corporation since January 1995 and has served as a Director since March 1990. He served as President and Chief Executive Officer of All American Life from April 1990 to October 1994 and as President - Chief Operating Officer of the life insurance division of USLIFE Corporation from April 1994 to December 1994. Prior to his employment with USLIFE, Mr. Simpson served as President and Chief Operating Officer, and a member of the board of directors of Transamerica Occidental Life Insurance Company since at least January 1990. Mr. Henderson has served as Vice Chairman and Chief Financial Officer and a Director since at least January 1990. Mr. Ruisi has served as Vice Chairman and Chief Administrative Officer since May 1993 and has been a Director since November 1992. Previously, Mr. Ruisi served as Senior Executive Vice President-Administration since March 1990 and as Executive Vice President-Administration since at least January 1990. Mr. Bushey has served as Executive Vice President-Corporate Planning since at least January 1990. Mr. Dicke has served as Executive Vice President - Product Actuary since April 1992. Previously, he served as Vice President and Actuary for The Equitable Life Assurance Society since April 1991, and as Consultant and Actuary with Tillinghast, a Towers Perrin Company, from at least January 1990. Mr. Forte has served as Executive Vice President-General Counsel since at least January 1990. Mr. Gavrity has served as Executive Vice President-Financial Actuary since October 1991 and previously served as Executive Vice President - Chief Actuary since at least January 1990. Mr. Schlomann has served as Executive Vice President - Financial Operations since October 1993. He previously served as Senior Vice President and Controller with Frank B. Hall & Company, Inc. since at least January 1990. Mr. Hohn has served as Senior Vice President - Investor Relations, Secretary and Counsel since October 1994. He previously served as Senior Vice President
- Corporate Secretary and Counsel since May 1993, and as Vice President - Corporate Secretary since April 1991. Prior to that date, he served as consultant to the Life Insurance Council of New York, Inc., a trade association of New York life insurance companies, since April 1990; and as an attorney in private practice since at least January 1990. Mr. Lynch has served as Senior Vice President-Controller since at least January 1990. Mr. McQueen has served as Senior Vice President-Financial Operations since at least January 1990. Mr. Chouinard, who has served as Chief Investment Officer of USLIFE since at least January 1990, also serves as President and Chief Executive Officer of Advisers and President and a Director of Income Fund. Mr. Auriemmo has served as Vice President and Treasurer since at least January 1990. Mr. Bickler has served as President - Chief Operating Officer of All American Life since October 1994. He previously served as Executive Vice President - Marketing with that subsidiary since March 1990. Mr. Cargiulo has served as President and Chief Executive Officer of United States Life since May 1993. Previously, he served as President- Chief Operating Officer of United States Life since October 1991. Prior to that date, he served as Executive Vice President for individual underwriting and insurance services of that subsidiary since November 1990 and as Senior Vice President - Individual Insurance Services of United States Life since at least January 1990. Mr. Faulkner has served as President and Chief Executive Officer of USLIFE Real Estate Services Corporation since at least January 1990. Mr. Griffin has served as President and Chief Executive Officer of Old Line Life since at least January 1990. Mr. Hendricks has served as President and Chief Executive Officer of USLIFE Systems Corporation since at least January 1990 and as President and Chief Executive Officer of USLIFE
Insurance Services Corporation since April 1991. Mr. Lee has served as President and Chief Executive Officer of USLIFE Credit Life since at least January 1990.


     Information regarding directors of the Registrant is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1994 for use in connection with the Annual Meeting of Shareholders to be held on May 16, 1995.

Item ll.  Executive Compensation.

     Information regarding executive compensation is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1994 for use in connection with the Annual Meeting of Shareholders to be held on May 16, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding beneficial ownership of USLIFE's voting securities by directors, officers, and persons who, to the best knowledge of USLIFE, are known to be the beneficial owners of more than 5% of any class of USLIFE's voting securities as of March 31, 1995, is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1994 for use in connection with the Annual Meeting of Shareholders to be held on May 16, 1995.


Item 13.  Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1994 for use in connection with the Annual Meeting of Shareholders to be held on May 16, 1995.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1  and 2.   Financial  Statements and Financial Statement Schedules of
     USLIFE and Subsidiaries.

          See separate Index to Financial Statements and Financial Statement Schedules on page 42.


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

  3  (ii)           -  By-laws, as amended and restated.

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

     (iii) - Amended and Restated Rights Agreement, dated as of September 27, 1994, between USLIFE Corporation and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Rights Agent, relating to Common Stock Purchase Rights issued by USLIFE on July 10, 1986, incorporated herein by reference to USLIFE's Report on Form 8-K dated October 12, 1994.

 10 * (i) - Employment contract dated as of April 1, 1989 between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

    * (ii) - First Amendment dated as of May 1, 1989 to employment contract dated as of April 1, 1989 between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

    * (iii) - Second Amendment dated as of May 1, 1990 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

    * (iv) - Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

    * (v) - Fourth Amendment dated as of May 1, 1992 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

    * (vi) - Fifth Amendment dated as of February 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1992.

    * (vii) - Sixth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

    * (viii) - Seventh Amendment dated as of May 1, 1994 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

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

    * (xv) - Sixth Amendment dated as of May 1, 1994 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

    * (xvi) - Employment contract dated as of April 1, 1989 between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

    * (xvii) - First Amendment dated as of May 1, 1989 to employment contract dated as of April 1, 1989 between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

    * (xviii)       -   Second Amendment  dated as of May 1, 1990 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

    * (xix) - Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1993.

    * (xx) - Fourth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

    * (xxi) - Sixth Amendment dated as of May 1, 1994 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

    * (xxii) - Employment contract dated as of April 1, 1989 between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

    * (xxiii)       -   First Amendment  dated as  of May 1, 1989 to employment
                    contract  dated   as  of   April  1,  1989  between  USLIFE
                    Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

    * (xxiv) - Second Amendment dated as of May 1, 1990 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

    * (xxv) - Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

    * (xxvi) - Fourth Amendment dated as of May 1, 1992 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

    * (xxvii)       -   Fifth Amendment  dated as  of May 1, 1993 to employment
                    contract dated  as of  April 1,  1989, as  amended, between
                    USLIFE Corporation and John D. Gavrity, incorporated herein
                    by    reference  to USLIFE's  Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1993.

    * (xxviii)      -   Sixth Amendment  dated as  of May 1, 1994 to employment
                    contract dated  as of  April 1,  1989, as  amended, between
                    USLIFE Corporation and John D. Gavrity, incorporated herein
                    by    reference  to USLIFE's  Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 1994.

    * (xxix) - Employment contract dated as of April 1, 1989 between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

    * (xxx) - First Amendment dated as of May 1, 1989 to employment contract dated as of April 1, 1989 between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

    * (xxxi) - Second Amendment dated as of May 1, 1990 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

    * (xxxii)       -   Third Amendment  dated as  of May 1, 1991 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1991.

    * (xxxiii)      -   Fourth Amendment  dated as of May 1, 1992 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1992.

    * (xxxiv)       -   Fifth Amendment  dated as  of May 1, 1993 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1993.

    * (xxxv) - Sixth Amendment dated as of May 1, 1994 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

    * (xxxvi)       -   Employment contract  dated as  of April 1, 1989 between
                    USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989.

    * (xxxvii)      -   First Amendment  dated as  of May 1, 1989 to employment
                    contract  dated   as  of   April  1,  1989  between  USLIFE
                    Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989.

    * (xxxviii)     -   Second Amendment  dated as of May 1, 1990 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990.

    * (xxxix)       -   Third Amendment  dated as  of May 1, 1991 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

    * (xl) - Fourth Amendment dated as of May 1, 1992 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

    * (xli) - Fifth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

    * (xlii) - Sixth Amendment dated as of May 1, 1994 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

    * (xliii)       -   Employment contract  dated as of April 16, 1990 between
                    USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1990.

    * (xliv) - First Amendment dated as of May 1, 1991 to employment contract dated as of April 16, 1990 between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

    * (xlv) - Second Amendment dated as of May 1, 1992 to employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

    * (xlvi) - Third Amendment dated as of October 1, 1992 to employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

    * (xlvii)       -   Third Amendment  dated as  of May 1, 1993 to employment
                    contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1993.

    * (xlviii)      -   Fourth Amendment  dated as of May 1, 1994 to employment
                    contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1994.

      (il) - Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1986.

      (l) - Amendment to Lease dated August 31, 1988 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

      (li) - Second Amendment to Lease dated November 16, 1988 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

      (lii) - Lease dated May 21, 1987 between The United States Life Insurance Company In the City of New York and Commercial Realty & Resources Corp. for the lease of premises at the Jumping Brook Corporate Office Park in Neptune, New Jersey, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

      (liii) - February 9, 1989 Amendment to Lease dated May 21, 1987 between The United States Life Insurance Company In the City of New York and Commercial Realty & Resources Corp.
                    for the lease of premises at the Jumping Brook Corporate Office Park in Neptune, New Jersey, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988.

    * (liv) - 1981 Stock Option Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1981.

    * (lv) - 1978 Stock Option Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1980.

    * (lvi)         -   USLIFE  Corporation  Deferred  Compensation  Plan,    as
                    amended February 28, 1995.

    * (lvii)        -  Book Unit Plan, as amended.

    * (lviii)       -  USLIFE Corporation Retirement Plan for Outside Directors
                    (as amended September 25, 1990).

    * (lix)         -   USLIFE Corporation  Restricted Stock  Plan, as  amended
                    September 27, 1994.

    * (lx)          -  USLIFE Corporation 1991 Stock Option Plan, as amended.

    * (lxi) - USLIFE Corporation Non-Employee Directors' Stock Option Plan, incorporated herein by reference to Exhibit 4(a) to USLIFE's Registration Statement No. 33-53265 on Form S-8 dated April 25, 1994.

    * (lxii)        -   Annual Incentive Plan, as amended October 25, 1994, for
                    Selected  Key   Officers  of  USLIFE  Corporation  and  its
                    Subsidiaries.

    * (lxiii)       -    USLIFE  Corporation  Deferred  Compensation  Plan  (as
                    amended November 16, 1993).

    * (lxiv)        -    USLIFE  Corporation  1993  Long-Term  Incentive  Award
                    Guidelines, as amended.

    * (lxv)         -   USLIFE Corporation  Supplemental Employee  Savings  and
                    Investment Plan.

    * (lxvi)        -  USLIFE Corporation Supplemental Retirement Plan.

    * (lxvii)       -   Trust Agreement  made as  of September  25, 1990  among
                    USLIFE Corporation,  Manufacturers  Hanover  Trust  Company
                    (predecessor to  Chemical Bank)  and KPMG  Peat Marwick LLP
                    (as independent  contractor) establishing  a trust  to fund
                    certain  employment   contracts,  incorporated   herein  by
                    reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990.

    * (lxviii)      -   Trust Agreement  made as  of September  25, 1990  among
                    USLIFE Corporation,  Manufacturers  Hanover  Trust  Company
                    (predecessor to  Chemical Bank)  and KPMG  Peat Marwick LLP
                    (as independent  contractor) establishing  a trust  to fund
                    the  USLIFE   Corporation  Supplemental   Retirement  Plan,
                    incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990.

    * (lxix) - Trust Agreement made as of September 25, 1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical Bank) and KPMG Peat Marwick LLP
                    (as independent contractor) establishing a trust to fund the USLIFE Corporation Retirement Plan for Outside Directors, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990.


 12                 -  Computations of ratios of earnings to fixed charges.

 21                 -  List of Subsidiaries.

 23 - Consent of Independent Certified Public Accountants (see page 39).

 27                 -  Financial Data Schedule.

 99  (i)            -   Annual  Report  on  Form  11-K  of  USLIFE  Corporation
                    Employee Savings and Investment Plan for the plan year ended December 31, 1994 (to be filed within 120 days of fiscal year end of Plan).

 99  (ii)           -  Trust Agreement made as of December 6, 1990 among USLIFE
                    Corporation,   Manufacturers    Hanover    Trust    Company
                    (predecessor to  Chemical Bank),  and KPMG Peat Marwick LLP
                    (as independent contractor) establishing a trust to fund the USLIFE Corporation Retirement Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990.

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

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
  USLIFE Corporation:

     We consent to the incorporation by reference in Registration Statements Nos. 33-18287, 33-8489, 33-58944, 33-29934, 33-17126, 33-67344 and 33-9159 on
Form S-3 relative to Debt Securities, and common stock, respectively; the post effective amendment to Registration Statement No. 33-29934 on Form S-3 relative to Debt Securities; the post effective amendment to Registration Statement No. 33-9159 on Form S-3 relative to common stock; the post effective amendments to Registration Statement Nos. 2-93655 and 33-11019 on Form S-3 relative to the General Agents Incentive Compensation Plan; Registration Statement No. 33-45377 on Form S-3 relative to the United States Life Insurance Company Retirement Plan for General Agents and Producers; the post effective amendments to Registration Statement No. 33-17126 relative to Debt Securities; Registration Statement No. 33-40793 on Form S-3 relative to the 1991 Stock Option Plan; Registration Statement No. 33-53265 on Form S-8 relative to the USLIFE Corporation Non-Employee Directors' Stock Option Plan; and the post effective amendment to Registration Statement Nos. 2-63159, 2-32606 and 2-77278 on Form S-8 relative to the Stock Option Plans and Registration Statement Nos. 2-75011 and 33-13999 on Form S-8 relative to the Employee Savings and Investment Plan of USLIFE Corporation of our report dated February 28, 1995, relating to the consolidated balance sheets of USLIFE Corporation and subsidiaries as of December 31, 1994 and 1993 and the related statements of consolidated income, equity capital, and cash flows for each of the years in the three-year period ended December 31, 1994 which report appears in this December 31, 1994 Annual Report on Form 10-K of USLIFE Corporation. Our report refers to changes in accounting to adopt the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."



                                    /s/ KPMG Peat Marwick LLP
                                        KPMG Peat Marwick LLP

March 28, 1995
345 Park Avenue
New York, New York

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USLIFE Corporation
                                   (Registrant)

Dated: March 28, 1995

                                   By: /s/ Gordon E. Crosby, Jr.
                                   _____________________________
                                   (Gordon E. Crosby, Jr.,
                                   Chairman of the Board)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                              Date
          _________                          _____                              ____

          /s/ Gordon E. Crosby, Jr.          Chairman of the Board              March 28, 1995
     ____________________________________
          (Gordon E. Crosby, Jr.)


          /s/ William A. Simpson             President - Chief Executive
     ____________________________________    Officer;  Director (Principal      March 28, 1995
          (William A. Simpson)               Executive Officer)


                                             Vice Chairman of the
          /s/ Greer F. Henderson             Board and Chief
     ____________________________________    Financial Officer                  March 28, 1995
          (Greer F. Henderson)


                                             Vice Chairman of the
          /s/ Christopher S. Ruisi           Board and Chief Administrative
     ____________________________________    Officer                            March 28, 1995
          (Christopher S. Ruisi)


                                             Senior Vice President -
          /s/ James B. Lynch, Jr.            Controller (Principal
     ____________________________________    Accounting Officer)                March 28, 1995
          (James B. Lynch, Jr.)

          Signature                          Title                              Date
          _________                          _____                              ____


          /s/ Kenneth Black, Jr.
     ____________________________________    Director                           March 28, 1995
          (Kenneth Black, Jr.)


          /s/ William J. Catacosinos
     ____________________________________    Director                           March 28, 1995
          (William J. Catacosinos)


          /s/ Austin L. D'Alton
     ____________________________________    Director                           March 28, 1995
          (Austin L. D'Alton)



     ____________________________________    Director                           March 28, 1995
          (Charles A. Davis)


          /s/ John R. Galvin
     ____________________________________    Director                           March 28, 1995
          (John R. Galvin)


          /s/ Robert E. Grant
     ____________________________________    Director                           March 28, 1995
          (Robert E. Grant)


          /s/ Thomas H. Lenagh
     ____________________________________    Director                           March 28, 1995
          (Thomas H. Lenagh)


          /s/ Robert H. Osborne
     ____________________________________    Director                           March 28, 1995
          (Robert H. Osborne)


          /s/ Eben W. Pyne
     ____________________________________    Director                           March 28, 1995
          (Eben W. Pyne)


          /s/ John W. Riehm
     ____________________________________    Director                           March 28, 1995
          (John W. Riehm)


          /s/ Franklin R. Saul
     ____________________________________    Director                           March 28, 1995
          (Franklin R. Saul)


          /s/ Robert L. Shafer
     ____________________________________    Director                           March 28, 1995
          (Robert L. Shafer)


          /s/ William G. Sharwell
     ____________________________________    Director                           March 28, 1995
          (William G. Sharwell)


          /s/ Beryl W. Sprinkel
     ____________________________________    Director                           March 28, 1995
          (Beryl W. Sprinkel)


          /s/ Pinkney C. Walker
     ____________________________________    Director                           March 28, 1995
          (Pinkney C. Walker)

                                USLIFE CORPORATION AND SUBSIDIARIES


                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                               Page
                                                                                               ____

Selected Financial Data for the five years ended December 31, 1994......................       2
Independent Auditors' Report............................................................       43
Consolidated balance sheets as of December 31, 1994 and 1993............................       44
Statements of consolidated income for the three years ended December 31, 1994...........       46
Statements of consolidated cash flows for the three years ended December 31, 1994.......       47
Statements of consolidated Equity Capital for the three years ended December 31, 1994          48
Notes to financial statements...........................................................       49

Schedule of the Registrant:

     (A)  Schedule II - Condensed Financial Information of Registrant
             (incorporated in Note 14 of Notes to Financial Statements).................


Schedules of the Registrant and Consolidated Subsidiaries:

     (A)  Schedule I - Summary of investments-other than investments in related parties
            (incorporated in Note 11 of Notes to Financial Statements)..................

     (B)  Schedule III - Supplementary insurance information (incorporated in Note 13 of
             Notes to Financial Statements).............................................

     (C)  Schedule IV - Reinsurance (incorporated in Note 10 of Notes to Financial
             Statements)................................................................

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
  USLIFE Corporation:

     We have audited the accompanying consolidated balance sheets of USLIFE Corporation and subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, equity capital, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USLIFE Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt and equity securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."


                               /s/ KPMG Peat Marwick LLP
                                   KPMG Peat Marwick LLP

February 28, 1995
345 Park Avenue
New York, New York

                              USLIFE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                  December 31, 1994 and 1993

                                            ASSETS
                                                                         December 31
                                                                 ____________________________
                                                                    1994            1993
                                                                    ____            ____
                                                                   (Amounts in Thousands)
     Cash:
         On hand and in demand accounts.....................     $   51,878      $   60,321
         Restricted funds held in escrow, etc. .............          1,653           1,040
                                                                 __________      __________
                                                                     53,531          61,361
                                                                 __________      __________
     Invested assets (Notes 1 and 11):
         Fixed maturities available for sale:
           At market (adjusted cost, $5,190,230)............      4,937,867              -
           At lower of aggregate adjusted cost or market
             (market, $5,132,024)...........................             -        4,751,681
         Equity securities, at market (adjusted cost,
           1994: $5,344; 1993: $ 9,234).....................          4,583           9,205
         Mortgage loans.....................................        319,618         361,095
         Real estate........................................         41,688          43,434
         Policy loans.......................................        283,088         282,090
         Other long-term investments........................          7,400           7,534
         Short-term investments.............................        129,335          68,124
                                                                 __________      __________
                      Total invested assets.................      5,723,579       5,523,163
                                                                 __________      __________
                      Total cash and invested assets........      5,777,110       5,584,524
                                                                 __________      __________

     Other amounts receivable:
         Due and uncollected premiums.......................         53,678          52,283
         Investment income due and accrued..................        126,143         117,036
         Reinsurance receivables - paid claims (Note 10)....          8,865          11,914
         Other reinsurance recoverable amounts (Note 10)....        128,252         123,009
         Other receivables..................................         37,227          29,448
                                                                 __________      __________
                                                                    354,165         333,690
         Less: Reserve for uncollectible receivables........         23,130          23,117
                                                                 __________      __________
                          Net other amounts receivable......        331,035         310,573
                                                                 __________      __________

     Property and equipment:
         Land...............................................             50              50
         Buildings and improvements.........................          7,913           8,037
         Furniture and equipment............................         41,357          40,113
                                                                 __________      __________
                                                                     49,320          48,200
         Less: Accumulated depreciation.....................         37,367          34,444
                                                                 __________      __________
                          Net property and equipment........         11,953          13,756
                                                                 __________      __________

     Deferred policy acquisition costs (Note 1).............        793,145         741,927
     Other assets (Note 1)..................................         91,019          89,461
                                                                 __________      __________
                          Total assets......................     $7,004,262      $6,740,241
                                                                 ==========      ==========


                        See accompanying notes to financial statements.

                                   LIABILITIES AND EQUITY CAPITAL
                                                                               December 31
                                                                         ___________________________
                                                                            1994            1993
                                                                            ____            ____

                      LIABILITIES                                          (Amounts in Thousands)
     Future policy benefits (Note 1):
         Life.......................................................     $1,254,879      $1,196,265
         Accident and health........................................        277,117         257,192
     Policyholder account balances (Note 1).........................      3,641,393       3,322,265
     Supplementary contracts without life contingencies.............          8,329           6,385
     Policyholder dividend accumulations............................         20,178          20,106
     Policy and contract claims.....................................        155,048         155,629
     Other policy and contract liabilities..........................         31,265          28,992
     Current federal income taxes (Notes 1 and 4)...................          2,647            (247)
     Deferred federal income taxes (Notes 1 and 4)..................        (71,665)         25,305
     Notes payable (Note 2).........................................        196,500          65,500
     Current maturities of long-term debt (Note 3)..................           -            100,000
     Long-term debt (Note 3)........................................        349,360         349,235
     Accounts payable and accrued liabilities.......................        250,577         234,577
                                                                         __________      __________
                          Total liabilities.........................      6,115,628       5,761,204
                                                                         __________      __________
     Deferred income................................................         10,746          13,008
                                                                         __________      __________
     Contingent liabilities and commitments (Note 9)


             NON-REDEEMABLE PREFERRED STOCKS, COMMON STOCK, and
             OTHER SHAREHOLDERS' EQUITY (Notes 1, 4, 6, and 7)
     Preferred stock-Series A (authorized and outstanding, 1994:
      4,653 shares; 1993: 4,815 shares).............................            465             482
     Preferred stock-Series B (authorized and outstanding, 1994:
      2,003 shares; 1993: 2,050 shares).............................            100             103
     Preferred stock-undesignated...................................             -               -
     Common stock (authorized, 60,000,000 shares; issued, 1994:
      38,310,490 shares; 1993: 38,308,823 shares)...................         38,310          38,309
     Paid-in surplus................................................        131,823         125,268
     Net unrealized loss on securities (Note 1).....................       (156,248)             -
     Net unrealized loss on marketable equity securities (Note 1)...             -              (29)
     Retained earnings..............................................      1,210,078       1,142,694
                                                                         __________      __________
                                                                          1,224,528       1,306,827
     Less: Treasury stock, at cost..................................        339,972         339,825
           Deferred compensation (Note 7)...........................          6,668             973
                                                                         __________      __________
             Total non-redeemable preferred stocks, common stock,
             and other shareholders' equity ("Equity Capital")......        877,888         966,029
                                                                         __________      __________

              Total liabilities and Equity Capital..................     $7,004,262      $6,740,241
                                                                         ==========      ==========

                                            USLIFE CORPORATION AND SUBSIDIARIES

                                             STATEMENTS OF CONSOLIDATED INCOME

                                        For the Three Years Ended December 31, 1994

                                        (Amounts in Thousands except Per Share Data)
                                                                                          Year Ended December 31
                                                                                __________________________________________
                                                                                   1994            1993            1992
                                                                                   ____            ____            ____
     Premiums:
         Life and annuities................................................     $  494,908      $  455,170      $  426,621
         Accident and health...............................................        470,570         489,136         499,773
     Consideration for supplementary contracts and immediate annuities.....         29,786          18,397          24,755
     Other consideration...................................................        166,063         153,539         139,383
     Net investment income (Note 12).......................................        461,494         444,646         414,436
     Realized gains (losses) on investments................................         (1,380)          8,516          (2,580)
     Other income..........................................................         29,746          30,634          27,064
                                                                                __________      __________       _________
                  Total income.............................................      1,651,187       1,600,038       1,529,452
                                                                                __________      __________       _________

     Death and other benefits..............................................        727,611         737,331         740,926
     Increase in future policy benefits....................................         79,268          39,830          34,792
     Interest credited to policyholder account balances....................        194,036         183,737         173,538
     Amortization of deferred policy acquisition costs.....................        159,702         151,851         131,840
     Commissions...........................................................        138,373         129,822         125,448
     General expenses......................................................        133,225         134,829         150,298
     Insurance taxes and licenses..........................................         32,697          35,124          30,602
     Interest on notes payable.............................................         11,239           5,716           7,897
     Interest on long term debt............................................         24,388          26,676          25,908
     Dividends to policyholders............................................          3,651           3,551           3,866
                                                                                __________      __________       _________
                  Total benefits and expenses..............................      1,504,190       1,448,467       1,425,115
                                                                                __________      __________       _________
         Income from operations before related income taxes................        146,997         151,571         104,337

     Federal income taxes (Note 4):
         Current...........................................................         63,649          74,053          63,420
         Deferred..........................................................        (12,837)        (19,639)        (28,695)
                                                                                __________      __________       _________
                                                                                    50,812          54,414          34,725
                                                                                __________      __________       _________
     Income before cumulative effect of accounting change..................         96,185          97,157          69,612
     Cumulative effect of accounting change for years prior to 1992, net
         of applicable income taxes (Notes 1 and 5)........................             -               -          (37,990)
                                                                                __________      __________       _________

     Net income............................................................         96,185          97,157          31,622
     Dividends on Series C Preferred Stock.................................             -               -              197
                                                                                __________      __________      __________
     Net income applicable to common and common equivalent shares..........     $   96,185      $   97,157      $   31,425
                                                                                ==========      ==========      ==========

     INCOME PER SHARE (Note 1):

         Income before cumulative effect of accounting change..............     $     4.18      $     4.25      $     3.05
         Cumulative effect of accounting change............................             -               -            (1.67)
                                                                                __________      __________       _________
         Net income........................................................     $     4.18      $     4.25      $     1.38
                                                                                ==========      ==========      ==========


                                      See accompanying notes to financial statements.


                                      USLIFE CORPORATION AND SUBSIDIARIES

                                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  For the Three Years Ended December 31, 1994

                                             (Amounts in Thousands)
                                                                               Year Ended December 31
                                                                    ___________________________________________
                                                                       1994            1993            1992
                                                                       ____            ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   96,185      $   97,157      $   31,622
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Cumulative effect of accounting change................             -               -           57,560
         Change in liability for future policy benefits........         73,048          53,008          26,946
         Interest credited to policyholder account balances....        194,036         183,737         173,538
         Amounts assessed from policyholder account balances...       (144,726)       (130,757)       (118,813)
         Additions to deferred policy acquisition costs........       (205,099)       (187,924)       (188,859)
         Amortization of deferred policy acquisition costs.....        159,702         151,851         131,840
         Additions to deferred charges.........................         (6,876)         (5,633)         (3,077)
         Deferred federal income taxes (net)...................        (12,836)        (19,638)        (48,267)
         Depreciation and amortization.........................         12,706          12,668          12,924
         Change in amounts due policyholders...................          5,212         (25,584)          7,253
         Change in other liabilities and amounts receivable....          6,799         (27,694)         (3,808)
         Net realized capital losses (gains)...................          1,380          (8,516)          2,580
         Change in restricted cash.............................           (613)            393             342
         Other, net............................................         (1,057)          5,225         (19,255)
                                                                    __________      __________      __________
              Total adjustments................................         81,676           1,136          30,904
                                                                    __________      __________      __________
                   Net cash provided by operating activities...        177,861          98,293          62,526
                                                                    __________      __________      __________
     Cash flows from investing activities:
       Change in policy loans..................................           (998)          1,794           2,275
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................      1,071,521       1,208,973         821,965
           Equity securities...................................          1,602          11,328           7,445
           Mortgage loan principal receipts....................         47,587          31,751          29,357
           Real estate.........................................         14,371           5,543           6,033
           Other long term investments.........................            266           1,339           6,282
       Expenditures for property and equipment.................         (4,608)         (4,393)         (4,879)
       Cost of investments purchased:
           Fixed maturities....................................     (1,507,082)     (1,751,320)     (1,550,072)
           Mortgage loans......................................        (17,769)        (26,238)        (15,006)
           Real estate.........................................         (1,487)         (2,821)         (9,578)
           Other long term investments.........................           (131)         (1,380)         (3,692)
           Net (purchases) or sales of short term investments..        (61,211)         30,797           3,799
         Other, net............................................          1,193           1,812             431
                                                                    __________      __________      __________
                   Net cash used in investing activities.......       (456,746)       (492,815)       (705,640)
                                                                    __________      __________      __________
     Cash flows from financing activities:
         Issuance of debt securities...........................             -          300,000              -
         Borrowings under credit facility (Note 2).............        150,000              -          150,000
         Increase (decrease) in notes payable..................        (19,000)       (112,400)         23,900
         Dividends to shareholders.............................        (28,801)        (27,361)        (25,818)
         Acquisition of treasury stock.........................         (7,230)         (2,621)         (7,256)
         Repayment of long term debt...........................       (100,000)       (200,000)       (149,877)
         Change in policyholder account balances...............        269,465         416,696         647,463
         Other, net............................................          6,008           5,955           2,756
                                                                    __________      __________      __________
                   Net cash provided by financing activities...        270,442         380,269         641,168
                                                                    __________      __________      __________
           Net change in cash..................................         (8,443)        (14,253)         (1,946)
         Cash at beginning of year.............................         60,321          74,574          76,520
                                                                    __________      __________      __________
         Cash at end of year...................................     $   51,878      $   60,321      $   74,574
                                                                    ==========      ==========      ==========





                                See accompanying notes to financial statements.

                                               USLIFE CORPORATION AND SUBSIDIARIES

                                            STATEMENTS OF CONSOLIDATED EQUITY CAPITAL

                                           For the Three Years Ended December 31, 1994

                                           (Number of Shares and Amounts in Thousands)

                                                                                  Year Ended December 31
                                                          ______________________________________________________________________
                                                                   Number of Shares                         Amounts
                                                          __________________________________   _________________________________
                                                               1994        1993        1992        1994        1993        1992
                                                               ____        ____        ____        ____        ____        ____
 Non-redeemable preferred stocks, common stock, and
  other shareholders' equity (Note 6):

     Preferred stock, Series A:
         Issued, beginning of year.......................         5           6           6   $     482    $    563    $    642
         Shares converted................................         -          (1)          -         (17)        (81)        (79)
                                                            _______     _______     _______   _________    ________    ________
         Issued, end of year.............................         5           5           6         465         482         563
                                                            =======     =======     =======   =========    ========    ========

     Preferred stock, Series B:
         Issued, beginning of year.......................         2           2           2         103         113         120
         Shares converted................................         -           -           -          (3)        (10)         (7)
                                                            _______     _______     _______   _________    ________    ________
         Issued, end of year.............................         2           2           2         100         103         113
                                                            =======     =======     =======   =========    ========    ========


     Common stock:
         Issued, beginning of year.......................    38,309      38,256      25,411      38,309      38,256      25,411
         Options exercised and preferred shares converted         1          53         100           1          53         100
         Three-for-two split of common stock.............        -           -       12,745          -           -       12,745
                                                            _______     _______     _______   _________    ________    ________
         Issued, end of year.............................    38,310      38,309      38,256      38,310      38,309      38,256
                                                            =======     =======     =======   =========    ========    ========

     Paid-in surplus:
         Balance, beginning of year......................                                       125,268     121,491     130,141
         Options, conversions, and restricted stock plan.                                           358       1,469       3,103
         Utilization of treasury shares..................                                         6,197       2,308       1,021
         Three-for-two split of common stock.............                                            -           -      (12,774)
                                                                                              _________    ________    ________
         Balance, end of year............................                                       131,823     125,268     121,491
                                                                                              =========    ========    ========

     Net unrealized losses on securities (Note 1):
         Balance, beginning of year......................                                           (29)       (165)        (13)
         Impact of adoption of SFAS 115, January 1, 1994.                                       171,436           -           -
         Net change during year..........................                                      (327,655)        136        (152)
                                                                                              _________    ________    ________
         Balance, end of year............................                                      (156,248)        (29)       (165)
                                                                                              =========    ========    ========

     Retained earnings:
         Balance, beginning of year......................                                     1,142,694   1,072,898   1,067,094
         Net income......................................                                        96,185      97,157      31,622
         Dividends declared:
             Cash:
                  Preferred stock:
                      Series A ($4.50 per share).........                                           (22)        (25)        (28)
                      Series B ($5.00 per share).........                                           (10)        (11)        (10)
                      Series C ($3.33 per share).........                                            -           -         (197)
                  Common stock (1994, $1.26 per share;
                   1993, $1.21 per share; 1992, $1.14
                   per share)............................                                       (28,769)    (27,325)    (25,583)
                                                                                              _________   _________   _________
         Balance, end of year............................                                     1,210,078   1,142,694   1,072,898
                                                                                              =========   =========   =========

    Treasury stock (Note 6):
         Balance, beginning of year......................    15,650      15,753      15,592     339,825     340,382     334,606
         Shares acquired during year ....................       219          66         240       7,230       2,621       7,256
         Shares utilized for employee, officer
          and director benefit plans and
          dividend reinvestment plan.....................      (376)       (169)        (79)     (7,083)     (3,178)     (1,480)
                                                            _______     _______     _______   _________   _________    ________
         Balance, end of year............................    15,493      15,650      15,753     339,972     339,825     340,382
                                                            =======     =======     =======   =========   =========    ========

     Deferred compensation (Note 7):
         Balance, beginning of year......................                                           973       2,333       4,353
         Deferred compensation arising from awards under
          restricted stock plan during year, less
          forfeitures....................................                                         7,736         758          -
         Amortization....................................                                        (2,041)     (2,118)     (2,020)
                                                                                              _________   _________    ________
         Balance, end of year............................                                         6,668         973       2,333
                                                                                              =========   =========    ========
Total non-redeemable preferred stocks, common stock,
  and other shareholders' equity ("Equity Capital")......                                     $ 877,888   $ 966,029    $890,441
                                                                                              =========   =========    ========

                                         See accompanying notes to financial statements.

                      USLIFE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies


Changes in Accounting Principles

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), entitled "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that debt securities which may be sold as part of the Company's asset/liability management strategy be classified as "available for sale" and carried at market value in the Consolidated Balance Sheet, commencing with the date of adoption of the Statement. The Company's portfolio of debt securities had been similarly classified as "available for sale" prior to the adoption of SFAS 115, but was carried at lower of aggregate adjusted cost or market value pursuant to previous accounting standards. Since the aggregate market value of these securities exceeded their adjusted cost at December 31, 1993, this classification had no impact on Equity Capital at that date. The Company's equity securities portfolio had been carried at market value in accordance with previous accounting standards prior to the adoption of SFAS 115 and continues to be carried at market value as required by the Statement.

     As required by SFAS 115, the net impact of the initial adjustment to market value of these securities, less corresponding adjustments to deferred policy acquisition costs (required where market value differs from cost for certain securities), certain policyholder liabilities, and deferred income taxes, was recorded through a direct credit to "Net unrealized gains (losses) on securities" included in Equity Capital as follows:


                                                                   (Amounts in
                                                                    Thousands)

Impact of adoption of SFAS 115:

  Unrealized gain on debt securities at January 1, 1994.........    $380,343
  Less:
    Adjustment of deferred policy acquisition costs.............      99,889
    Increase in certain policyholder liabilities................      16,706

                                                                    ________

  Adjustment to Equity Capital before federal income tax........     263,748
  Adjustment of deferred federal income tax liability...........      92,312
                                                                    ________

  Net adjustment to Equity Capital at January 1, 1994...........    $171,436
                                                                    ========



     SFAS 115 requires that unrealized gains and losses on available-for-sale securities, other than those relating to a reduction in value determined to be other than temporary, be recorded as direct charges and credits to "Net unrealized gains (losses) on securities" included in Equity Capital. Consequently, the recognition of these unrealized gains and losses has no impact on net income.

     Under both SFAS 115 and previous accounting standards, valuation reserves (established through income statement charges) are maintained as an adjustment to cost for investments, including "available for sale" securities, with a reduction in value determined to be other than temporary. The cost and market value of the Company's investments in securities are presented under "Investments in Securities" below.

     Also in 1994, the Company adopted Statement of Financial Accounting Standards No. 112, ("SFAS 112") entitled "Employers' Accounting for Postemployment Benefits." SFAS 112 requires advance recognition of non-retirement benefits such as severance pay and health insurance continuation when certain conditions are met. The adoption of SFAS 112 did not have a material impact on the Company's reported financial position or results of operations. Financial statements of previous years were not restated as a result of the adoption of SFAS 112.

     Effective as of the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), entitled "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." SFAS 113 requires that assets and liabilities relating to reinsured contracts be reported on a gross basis rather than net of the impact of reinsurance as permitted under previous accounting standards. The Statement also establishes guidelines for determining whether risk is transferred under a reinsurance contract and requires reinsurance contracts which do not qualify under these guidelines to be accounted for as deposits. As a result of the implementation of SFAS 113, reinsurance receivables amounting to approximately $137 million and $135 million are included in consolidated total assets at December 31, 1994 and 1993, respectively, including approximately $122 million and $118 million, respectively, which would have been offset to various liability accounts under previous accounting standards. Other than the required gross presentation of reinsurance assets and liabilities, SFAS 113 did not have a material impact on the Company's reported financial position or results of operations. Financial statements of previous years were not restated as a result of the adoption of SFAS 113. See Note 10 of Notes to Financial Statements for further information regarding the Company's reinsurance contracts.

     Effective January 1, 1992, the Company implemented new accounting standards for non-pension postretirement benefits required by Statement of Financial Accounting Standards No. 106 ("SFAS 106"), entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions" and recognized the initial liability required by SFAS 106 by means of a one-time charge to net income for "cumulative effect of accounting change." As required by SFAS 106, this charge, which amounted to $38.0 million or $1.67 per share, was retroactively recorded in the first quarter of 1992. See Note 5 of Notes to Financial Statements for further information regarding non-pension postretirement benefits.

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


Future Accounting Changes


     In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, entitled "Accounting by Creditors for Impairment of a Loan." Certain accounting and disclosure requirements contained in Statement No. 114 were modified by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," issued in October 1994. These statements must be adopted by calendar year enterprises no later than 1995 and will require a writedown to fair value, as defined by Statement No. 114, for certain mortgage loans and similar investments where impairment results in a change in repayment terms. Based on current evaluation of the Company's investments that are covered by these Statements, they will not have a material impact on the Company's reported financial position or results of operations. The Company will adopt these Statements in the first quarter of 1995.

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



Segment Information

     The only reportable industry segment of the Company is "Life Insurance" and the related information is presented below:

                                                             Year Ended December 31, 1994
                                                     _____________________________________________

                                                                    Non-reportable
                                                                     segments and
                                                      Life          consolidating
                                                     Insurance       adjustments      Consolidated
                                                    ___________     ______________    ____________

                                                                  (Amounts in Thousands)
Total income from unaffiliated sources.........     $1,625,751         $   25,436       $1,651,187
Intersegment transfers.........................          4,217             (4,217)               0
                                                    __________         __________       __________

             Total income......................     $1,629,968         $   21,219       $1,651,187
                                                    ==========         ==========       ==========

Income before taxes............................     $  203,424         $  (56,427)      $  146,997
                                                    ==========         ==========       ==========

Identifiable assets at December 31.............     $6,874,956         $  129,306       $7,004,262
                                                    ==========         ==========       ==========

                                                             Year Ended December 31, 1993
                                                    ______________________________________________

                                                                   Non-reportable
                                                                     segments and
                                                       Life         consolidating
                                                    Insurance       adjustments       Consolidated
                                                   ___________     ______________     ____________

                                                                (Amounts in Thousands)
Total income from unaffiliated sources.........     $1,581,239         $   18,799       $1,600,038
Intersegment transfers.........................          1,958             (1,958)               0
                                                    __________         __________       __________
              Total income.....................     $1,583,197         $   16,841       $1,600,038
                                                    ==========         ==========       ==========

Income before taxes............................     $  206,011         $  (54,440)      $  151,571
                                                    ==========         ==========       ==========

Identifiable assets at December 31.............     $6,607,606         $  132,635       $6,740,241
                                                    ==========         ==========       ==========

                                                            Year Ended December 31, 1992
                                                    ______________________________________________

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
                                                    ==========         ==========       ==========

                                          Year Ended              Year Ended              Year Ended
                                       December 31, 1994       December 31, 1993       December 31, 1992
                                     _____________________   _____________________   _____________________

                                                   Income                  Income                  Income
                                         Total     Before        Total     Before        Total     Before
                                        Income      Taxes       Income      Taxes       Income      Taxes
                                        ______     ______       ______     ______       ______     ______

                                                              (Amounts in Thousands)
Life insurance industry segment:
    Life insurance.................. $1,004,955   $ 73,005   $  925,697   $ 65,909   $  853,203   $ 54,081
    Accident and health.............    506,278     12,855      528,765     12,758      538,192    (16,796)
    Other...........................    118,735    117,564      128,735    127,344      122,838    122,016
                                     __________   ________   __________   ________   __________   ________

                                     $1,629,968   $203,424   $1,583,197   $206,011   $1,514,233   $159,301
                                     ==========   ========   ==========   ========   ==========   ========

     The caption "Other" above consists principally of investment income and capital gains attributable to Equity Capital.



Investments in Securities

     The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result in the selection of investments for sale prior to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire Fixed Maturity portfolio is classified as "available for sale". These securities are carried in the accompanying consolidated balance sheets at market value as of December 31, 1994 and at lower of aggregate adjusted cost or market value at December 31, 1993. The Company's investments in preferred stocks (other than redeemable preferred stocks) and common stocks ("Equity Securities") are carried at market value in the accompanying consolidated balance sheets at December 31, 1994 and 1993. The cost and market value of the Company's consolidated investments in Fixed Maturities and Equity Securities at December 31, 1994, 1993 and 1992 are presented below:



                                                                         Net
                                                                      Unrealized
                                             Adjusted                    Gain
                                               Cost         Market      (Loss)
                                            __________      ______     ________


                                                   (Amounts in Thousands)
December 31, 1994:
  Fixed Maturities........................  $ 5,190,230  $ 4,937,867   $(252,363)
  Equity Securities.......................        5,344        4,583        (761)
                                                                       _________
                                                                        (253,124)

Adjustment of deferred
  policy acquisition costs relating
  to market value adjustment for
  certain fixed maturities................                                 5,821

Adjustment of certain policyholder
  liabilities relating to market
  value adjustment for certain
  fixed maturities........................                                 6,921

Tax effect................................                                84,134
                                                                       _________

  Net unrealized loss on securities
  included in Equity Capital..............                             $(156,248)
                                                                       =========

December 31, 1993:
  Fixed Maturities........................  $4,751,681   $5,132,024    $ 380,343
                                                                       =========

  Equity Securities.......................       9,234        9,205          (29)
                                                                       =========

  Net unrealized loss on equity
  securities included in Equity Capital...                             $     (29)
                                                                       =========

December 31, 1992:
  Fixed Maturities........................  $4,160,486   $4,333,898    $ 173,412
                                                                       =========

  Equity Securities.......................      19,665       19,500         (165)
                                                                       =========

  Net unrealized loss on equity
  securities included in Equity Capital...                             $    (165)
                                                                       =========

     The changes in unrealized gains and losses on securities for the year ended December 31, 1994, including the initial adjustment to Equity Capital at January 1, 1994 resulting from the implementation of "mark to market" accounting for available-for-sale securities as required by SFAS 115, are shown below:

                                                         January 1,      Net Change       December 31,
                                                            1994         During Year          1994
                                                         __________      ___________      ____________

                                                                     (Amounts in Thousands)
Unrealized appreciation (depreciation) on
  securities available for sale (a)...................   $  380,343      $ (633,467)       $ (253,124)

Impact on other balance sheet accounts:

  Deferred policy acquisition costs...................      (99,889)        105,710             5,821
  Policyholder liabilities............................      (16,706)         23,627             6,921
                                                         __________      __________        __________

Pre-tax adjustment to Equity Capital..................      263,748        (504,130)         (240,382)

Tax effect............................................       92,312        (176,446)          (84,134)
                                                         __________      __________        __________

Impact of implementation of SFAS 115
 as of January 1, 1994................................      171,436

After-tax adjustment to Equity Capital
 relating to debt securities available for sale.......                     (327,684)         (156,248)

Net unrealized loss on marketable equity
 securities (b).......................................          (29)             29                --
                                                         __________      __________        __________

Net unrealized gain (loss) on securities..............   $  171,407      $ (327,655)       $ (156,248)
                                                         ==========      ==========        ==========

_____

  (a) Excluding marketable equity securities at January 1, 1994.

  (b) Included in "Net unrealized loss on securities" at December 31, 1994.

     The classification of the Company's Fixed Maturity portfolio as "available for sale" had no impact on Equity Capital at December 31, 1993 or 1992, when these securities were carried at the lower of aggregate adjusted cost or market value, since the aggregate market value of these securities exceeded their adjusted cost at those dates.

     Valuation reserves (established through income statement charges) are maintained as an adjustment to cost for investments, including "available for sale" securities, with a reduction in value determined to be other than temporary.

     At December 31, 1994, consolidated invested assets included approximately $232 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate market value of approximately $228 million at December 31, 1994 and, based on market value, represent approximately 3% of consolidated total assets at that date. Approximately $21 million (at market) of these investments (adjusted cost, $22 million) are classified as problem securities at that date and, of that amount, approximately $21 million (at market) represented securities in default at December 31, 1994. Also at December 31, 1994, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $9 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $30 million.

     Realized gains and losses on the Company's consolidated investments in Fixed Maturities and Equity Securities for the three years ended December 31, 1994 are summarized as follows:

                             Pre-tax Realized             Less
                              Gains (Losses)             Amount
                         ________________________                                    Net
                                                      Allocated to                 Realized
                            Fixed        Equity       Participating     Tax         Gains
                          Maturities    Securities    Policyholders    Effect      (Losses)
                          __________    __________    _____________   ________     _________

                                             (Amounts in Thousands)
1994...................  $    (630)     $    (923)      $    784      $   (818)   $  (1,519)
1993...................     46,891            897          1,458        16,216       30,114
1992...................     23,094          1,584          1,070         8,027       15,581
                         =========      =========       ========      ========    =========

     Pre-tax realized gains and losses shown above reflect provisions for valuation of certain investments with decline in value determined to be other than temporary. The cost of securities sold for purposes of determination of realized gains or losses included in net income is based on the specific identification method.

     Pre-tax  realized   gains  and  losses  on  Fixed  Maturities  and  Equity
Securities are reconciled to consolidated realized gains and losses on investments as follows:

                                       1994            1993            1992
                                    __________      __________      __________

                                              (Amounts in Thousands)
Realized gains (losses):

 Fixed Maturities..............     $    (630)      $  46,891       $  23,094
 Equity Securities.............          (923)            897           1,584
                                    __________      __________      __________

                                       (1,553)         47,788          24,678

 Real estate, mortgage loans,
   and other investments (a)...           173         (39,272)        (27,258)

                                    __________      __________      __________

 Total.........................     $  (1,380)      $   8,516       $  (2,580)
                                    ==========      ==========      ==========

(a) Reflects provisions for valuation to estimated net realizable value for certain investments.

     The  adjusted   cost  and   estimated  market   values  of  the  Company's
consolidated investments in equity securities and debt securities at December 31, 1994 and 1993 are as follows:

                                                                  December 31, 1994
                                                   ___________________________________________________
                                                                   Gross        Gross       Estimated
                                                     Adjusted   Unrealized   Unrealized       Market
                                                       Cost        Gains       Losses         Value
                                                    __________  __________   __________     __________

                                                                  (Amounts in Thousands)
Equity Securities..................................   $    5,344    $     87    $    848    $    4,583
                                                      ==========    ========    ========    ==========

Debt Securities available for sale:
  U. S. Treasury securities and obligations of U.S.
     government corporations and agencies...........  $  121,764    $    843    $  8,760    $  113,847
  Obligations of states and political subdivisions..      32,852          36       2,360        30,528
  Debt securities issued by foreign governments.....     201,667         798      15,942       186,523
  Corporate securities..............................   4,919,170      35,942     263,595     4,691,517
  Redeemable preferred stocks.......................      44,112       1,381         706        44,787
                                                      __________    ________    ________    __________
  Total fixed maturities and short term investments
       ("debt securities")..........................  $5,319,565    $ 39,000    $291,363    $5,067,202
                                                      ==========    ========    ========    ==========

  Amounts shown in balance sheet:

  Fixed maturities..................................                                        $4,937,867
  Short term investments............................                                           129,335
                                                                                            __________

  Total.............................................                                        $5,067,202
                                                                                            ==========


                                                                     December 31, 1993
                                                      _________________________________________________
                                                                      Gross        Gross     Estimated
                                                        Adjusted   Unrealized   Unrealized     Market
                                                          Cost        Gains       Losses       Value
                                                       __________  __________   __________   __________

                                                                  (Amounts in Thousands)
Equity Securities..................................   $    9,234    $  1,009    $  1,038    $    9,205
                                                      ==========    ========    ========    ==========

Debt Securities available for sale:
  U. S. Treasury securities and obligations of U.S.
     government corporations and agencies...........  $   95,871    $  4,544    $    727    $   99,688
  Obligations of states and political subdivisions..      24,988         821         114        25,695
  Debt securities issued by foreign governments.....     178,850      11,794         626       190,018
  Corporate securities..............................   4,471,446     370,509      10,569     4,831,386
  Redeemable preferred stocks.......................      48,650       4,795          84        53,361
                                                      __________    ________    ________    __________
  Total fixed maturities and short term investments
       ("debt securities")..........................  $4,819,805    $392,463    $ 12,120    $5,200,148
                                                      ==========    ========    ========    ==========

  Amounts shown in balance sheet:

  Fixed maturities..................................  $4,751,681
  Short term investments............................      68,124
                                                      __________

  Total.............................................  $4,819,805
                                                      ==========


     The adjusted cost and estimated market value of debt securities at December 31, 1994 and 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                      December 31, 1994          December 31, 1993
                                                    ______________________     ______________________
                                                                Estimated                  Estimated
                                                     Adjusted     Market        Adjusted     Market
                                                       Cost       Value           Cost       Value
                                                    __________  __________     __________  __________

                                                                (Amounts in Thousands)
Due in one year or less...........................  $  158,412  $  167,173    $  103,855   $  110,109
Due after one year through five years.............   1,193,662   1,161,539       598,737      625,571
Due after five years through ten years............   1,665,353   1,572,737     1,588,909    1,710,259
Due after ten years...............................   2,302,138   2,165,753     2,528,304    2,754,209
                                                    __________  __________    __________   __________

Total debt securities.............................  $5,319,565  $5,067,202    $4,819,805   $5,200,148
                                                    ==========  ==========    ==========   ==========

     Proceeds from disposals of investments in debt securities (excluding short term commercial paper) during 1994, 1993 and 1992 were $1.072 billion, $1.209 billion, and $824.1 million, respectively. During 1994, gross gains of $31.3 million and gross losses of $31.9 million were realized on such disposals.
During 1993, gross gains of $57.9 million and gross losses of $11.0 million were realized on such disposals. During 1992, gross gains of $41.0 million and gross losses of $17.9 million were realized on such disposals.

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

     Regulatory after-tax income and after-tax income in accordance with GAAP of the life insurance subsidiaries for the three years ended December 31, 1994, and regulatory Equity Capital and Equity Capital in accordance with GAAP of such subsidiaries at December 31, 1994, 1993 and 1992 are as follows:

                                                              As Reported               As Included in the Company's
                                                                 on a                 Consolidated Financial Statements
                                                            Regulatory Basis             in Accordance with GAAP
                                                     ______________________________   _________________________________

                                                       1994       1993       1992        1994       1993       1992
                                                      ______     ______     ______      ______     ______     ______

                                                                      (Amounts in Thousands)
After-tax income for the year ended December 31 (a)  $ 41,912   $ 88,850   $ 56,637  $  134,216 $  125,161 $  107,939
                                                     ========   ========   ========  ========== ========== ==========

Equity Capital at December 31......................  $542,672   $549,388   $525,322  $1,326,922 $1,375,920 $1,304,349
                                                     ========   ========   ========  ========== ========== ==========
______

(a) Amounts shown exclude after-tax capital gains (losses) of $(10.9) million, $(1.3) million and $(15.5) million on a regulatory basis and $(0.9) million, $7.1 million, and $(1.4) million on a GAAP basis in 1994, 1993 and 1992, respectively. GAAP income above also excludes an after-tax charge in 1992 of $21.5 million for "cumulative effect of accounting change" relating to the adoption of FASB Statement No. 106 which had no impact on 1992 regulatory net income. Both regulatory and GAAP after-tax income shown above for 1992 reflect a charge equivalent to $10.6 million on an after-tax basis relating to receivables from an Association Group Health marketing organization which declared bankruptcy.

     The 1994 decrease in regulatory after-tax income resulted primarily from a 44% increase in term insurance sales (based on annualized premiums). Statutory accounting practices require acquisition costs on new business (including commissions and underwriting and issue costs) to be charged to expense when incurred. Additionally, statutory reserves initially established for term policies exceed the corresponding amounts required under GAAP.

     As a result of the appropriate adjustments, Equity Capital of the life insurance subsidiaries prepared in accordance with GAAP exceeds that which was prepared on a regulatory basis by $784.3 million, $826.5 million and $779.0 million, respectively, at December 31, 1994, 1993 and 1992. It should be noted that the dividend paying capability of the life insurance subsidiaries is generally limited by income before capital gains and losses and Equity Capital as reported on a regulatory basis. Notice to or approval by regulatory authorities is frequently required for dividends paid by insurance companies. Loans to or advances from the life insurance subsidiaries to the parent company may also be subject to regulatory approval requirements or limitations. At December 31, 1994, the portion of the aggregate $1.327 billion Equity Capital of the life insurance subsidiaries which was not available for transfer to the parent company by dividend, loan, or advance or available for such transfer only with approval of a third party ("Restricted Net Assets"), as a result of the aforementioned regulatory requirements, amounted to $1.284 billion. Cash dividends paid by all consolidated subsidiaries to the parent company totalled $45.7 million, $61.2 million and $47.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. Additionally, during 1993, securities with market value of $21.6 million were transferred from a life insurance subsidiary to the parent company and subsequently contributed to another life insurance subsidiary in connection with the combination of the two subsidiaries' operations. In addition to the 1992 cash dividends, investment securities with market value of $26.3 million were transferred by dividend from a life insurance subsidiary to the parent company.

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

     Details with respect to consolidated deferred policy acquisition costs and premium income for life insurance and annuities and accident and health insurance for the three years ended December 31, 1994 are as follows:

                                                  Deferred Policy Acquisition Costs
                                                 ___________________________________

                                                 Life and     Accident
                                                 Annuities   and Health     Total
                                                 _________   __________     _____

                                                      (Amounts in Thousands)
 Balance, January 1, 1992......................  $557,162     $ 91,673     $648,835
     Additions.................................   141,190       47,669      188,859
     Amortization..............................   (88,272)     (43,568)    (131,840)
                                                  _______     ________     ________

 Balance, December 31, 1992....................   610,080       95,774      705,854
     Additions.................................   141,416       46,508      187,924
     Amortization..............................  (108,609)     (43,242)    (151,851)
                                                 ________     ________     ________

 Balance, December 31, 1993....................   642,887       99,040      741,927
     Additions.................................   157,953       47,146      205,099
     Adjustment relating to net unrealized
      loss on certain securities...............     5,821           -         5,821
     Amortization..............................  (116,308)     (43,394)    (159,702)
                                                 ________     ________     ________

 Balance, December 31, 1994....................  $690,353     $102,792     $793,145
                                                 ========     ========     ========

                                                               Premium Income
                                                 __________________________________________

                                                  Life and Annuities   Accident and Health
                                                 ____________________  ____________________

                                                 First Year   Renewal  First Year   Renewal
                                                 __________   _______  __________   _______

                                                             (Amounts in Thousands)
 Year ended December 31
     1992.......................................  $ 96,042   $330,579   $203,223   $296,550
     1993.......................................   101,648    353,522    150,635    338,501
     1994.......................................   119,482    375,426    147,096    323,474
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


Participating Policies

     Participating policies subject to profit limitations approximate 2.2 percent of the individual life insurance in force at December 31, 1994 and 6.6 percent of individual life insurance premium income in 1994. The portion of earnings therefrom that inures to the benefit of the participating policyholders is not available to shareholders. Undistributed earnings payable to participating policyholders are included as a liability in the Consolidated Balance Sheets.

     All participating policies approximate 2.3 percent of the total individual life insurance in force at December 31, 1994 and 6.9 percent of individual life insurance premium income in 1994. The provisions for dividends to policyholders in the statements of consolidated income include dividends paid or payable on participating policies.


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

     Activity in the liability for unpaid claims and claim adjustment expenses for the Company's health and disability coverages is summarized as follows:

                                            1994         1993         1992
                                          ________     ________     ________
                                                (Amounts in Thousands)

Balance at January 1.................     $ 81,638     $104,222     $ 89,214
Less: reinsurance recoverables.......        4,021       13,831        9,809
                                          ________     ________     ________
Net balance at January 1.............       77,617       90,391       79,405
                                          ________     ________     ________

Amount incurred (a)..................      334,699      370,409      414,687

Amount paid, related to:
    Prior years (b)..................       94,083      121,470      117,611
    Current year.....................      248,721      261,713      286,090
                                          ________     ________     ________
          Total......................      342,804      383,183      403,701
                                          ________     ________     ________

Net balance at December 31...........       69,512       77,617       90,391
Plus: reinsurance recoverables.......        4,115        4,021       13,831
                                          ________     ________     ________
Balance at December 31...............     $ 73,627     $ 81,638     $104,222
                                          ========     ========     ========


   (a) Substantially all of the Company's incurred claims and claim adjustment expenses relate to the respective current year.

   (b) Includes current year incurred amount on certain claims originating prior to respective current year.


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


Other Assets

     Included in other assets is the unamortized portion of goodwill, representing the excess of cost over the value of net assets acquired in subsidiary acquisitions accounted for by the purchase method. Such amounts are being amortized by straight-line basis charges to income over forty year periods which began at the respective dates of acquisition of the acquired subsidiaries. Amortization of goodwill amounted to approximately $2 million for each of the three years ended December 31, 1994.

Income Taxes

     Deferred income taxes arise as a result of applying enacted statutory tax rates to the temporary differences between the financial statement carrying value and the tax basis of assets and liabilities. Such differences result primarily from amounts capitalized for policy acquisition costs and calculated for future policy benefit liabilities.

     The Company and its subsidiaries file a consolidated Federal income tax return and have elected to include the life insurance and non-life insurance subsidiaries in the consolidated tax return. Taxes on income for life insurance and non-life insurance subsidiaries are recorded in the individual income accounts of the subsidiaries and are remitted to the Company on a separate return basis. The provision for taxes in the Statements of

Consolidated Income for the three years ended December 31, 1994 represents the tax for all companies on a consolidated return basis.

Income Per Share

     Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each year. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each year, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Income before cumulative effect of accounting change and net income were adjusted to deduct the dividend requirements on Series C Preferred Stock for periods when that issue was outstanding. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the three years ended December 31, 1994:

                                                                                   Year Ended December 31
                                                                              _________________________________

                                                                                 1994       1993       1992
                                                                                 ____       ____       ____

                                                                               (Shares and Amounts in Thousands
                                                                                    except Per Share Data)
     Income before cumulative effect of accounting change.....................   $96,185    $97,157    $69,612
     Dividends on Series C Preferred Stock....................................       --         --         197
                                                                                 _______    _______    _______

     Income before cumulative effect of accounting change, applicable
       to common and common equivalent shares.................................   $96,185    $97,157    $69,415
                                                                                 =======    =======    =======


     Net income...............................................................   $96,185    $97,157    $31,622
     Dividends on Series C Preferred Stock....................................       --         --         197
                                                                                 _______    _______    _______

     Net income applicable to common and common equivalent shares.............   $96,185    $97,157    $31,425
                                                                                 =======    =======    =======


     Weighted average common shares outstanding, net of treasury shares.......    22,825     22,582     22,449

     Add-Common share equivalents of:
        Preferred Stock - Series A............................................        38         44         50
        Preferred Stock - Series B............................................        16         17         18
        Outstanding stock options-treasury stock method.......................       141        228        206
                                                                                 _______    _______    _______

     Total common shares and common equivalent shares.........................    23,020     22,871     22,723
                                                                                 =======    =======    =======

     Per Share:
        Income before cumulative effect of accounting change..................   $  4.18    $  4.25    $  3.05
        Cumulative effect of accounting change................................        -          -       (1.67)
                                                                                 _______    _______    _______

        Net income............................................................   $  4.18    $  4.25    $  1.38
                                                                                 =======    =======    =======

Statement of Cash Flows

     For the years ended December 31, 1994, 1993 and 1992, respectively, interest paid (net of amounts capitalized) amounted to $34.8 million, $32.6 million, and $34.7 million, and Federal income taxes paid amounted to $60.5 million, $60.7 million and $75.7 million. The major portion of the disposals of fixed maturity investments relate to securities sold or redeemed prior to their maturity dates. The $1.1 billion disposals of Fixed Maturity investments by the Company for the year ended December 31, 1994 included approximately $209 million (adjusted cost) of securities which were called for redemption by the respective issuers prior to maturity. The $1.2 billion disposals of Fixed

Maturity investments  in 1993  included  approximately  $928  million  of  such
redemptions.   Certain prior  year amounts have been reclassified to conform to current year presentation.


Financial Instruments and Concentrations of Credit Risk

     The Company's investments in Fixed Maturities and Equity Securities are comprised of a diverse portfolio represented by approximately 500 issuers, with no issuer accounting for more than 1% of the Company's total investment in these securities, based on market value, at December 31, 1994.

     The Company's investment in mortgage loans at December 31, 1994 is characterized by a broad geographical distribution, with approximately 7% of total book value relating to the New England region of the United States, 18% from the middle-Atlantic states, 20% from the north-central states, 16% from the south-Atlantic states, 11% from the south-central states, 13% from the mountain states, and 15% from the Pacific states. Based on book value, approximately 39% of the Company's mortgage loans at that date are secured by office buildings, 24% by industrial / warehouse properties, 25% retail, 1% apartments, 2% one to four family residential, and the remainder secured by hotel / motel, medically oriented, or other specialty properties.

     The Company's reinsurance receivables and other recoverable amounts at December 31, 1994 relate to approximately 150 reinsurers. Two major United
States insurance companies, rated "A" (excellent) and "A+" (superior) respectively by A. M. Best Company, a recognized insurance rating agency, each account for approximately 10% of the reinsurance receivable and recoverable amounts at that date. Other than these companies, no single reinsurer accounts for more than 6% of total reinsurance receivable and recoverable amounts at December 31, 1994. The Company monitors the financial condition of its reinsurers in order to minimize its exposure to loss from reinsurer insolvencies.

     In the  ordinary course  of  investment  operations,  the  life  insurance subsidiaries may, in return for commitment fees, extend standby commitments which represent contingent obligations to replace certain borrowings in the event of default by unaffiliated borrowers. The life insurance subsidiaries historically have not provided permanent financing on the major portion of such commitments. The life insurance subsidiaries also may extend permanent financing commitments for investments in mortgage loans, with specified closing dates typically within 90 to 120 days after approval and interest rates and other terms (based on the credit policies utilized for investments in mortgage loans) determined at the commitment date. There were no outstanding standby commitments or material permanent financing commitments at December 31, 1994.


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

Policyholder Account Balances Relating to Investment Contracts

     The fair value of the Company's liabilities under investment contracts, primarily deferred annuities, is estimated using discounted cash flow calculations based on interest rates being offered by the Company for similar contracts at the balance sheet date.

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

     The estimated fair values of the Company's financial instruments are as follows:

                                                      December 31, 1994            December 31, 1993
                                                   _______________________      _______________________
                                                    Carrying      Fair           Carrying      Fair
                                                     Amount       Value           Amount       Value
                                                   __________   __________      __________   __________

                                                                  (Amounts in Thousands)
Financial Assets:
   Cash:
     On hand and in demand accounts..........      $   51,878   $   51,878      $   60,321   $   60,321
     Restricted funds held in escrow, etc. ..           1,653        1,653           1,040        1,040

   Short-term investments....................         129,335      129,335          68,124       68,124
   Fixed maturities..........................       4,937,867    4,937,867       4,751,681    5,132,024
   Equity securities.........................           4,583        4,583           9,205        9,205
   Mortgage loans............................         319,618      325,756         361,095      379,366

Financial Liabilities:
   Policyholder account balances
   relating to investment contracts..........       1,834,418    1,728,122       1,692,386         (a)

   Long-term debt, including current
   maturities................................         349,360      318,128         449,235      464,056

(a) The estimated fair value of policyholder account balance liabilities relating to investment contracts at December 31, 1993 is not materially different from the carrying value at that date.

     In accordance with the requirements of Statement No. 107 of the Financial Accounting Standards Board, the financial instruments presented above exclude accounts relating to the Company's insurance contracts and certain other classes of assets and liabilities. The Company has not utilized derivative financial instruments such as futures, forward, swap, or option contracts as defined in Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," for periods presented herein.

The estimated fair values of the Company's policy loan assets at December 31, 1994 and 1993 are not materially different from the respective carrying values at those dates. No material carrying value or fair value amounts were ascribed to the Company's outstanding standby commitments at December 31, 1993. It should be noted that fair value estimates based on assumed discount rates and assumptions and estimates of the timing and amount of future cash flows are significantly affected by the assumptions used.


Note 2.  Notes Payable

     Notes payable at December 31, 1994 includes $150 million borrowings under a revolving credit agreement between the Company and The Bank of New York (as agent) which commenced on May 13, 1994. The credit agreement expires on May 12, 1995, at which time all borrowings thereunder must mature, subject to extension of the agreement for a period of 364 days at the option of the various participating banks and the Company. The credit agreement provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million.

     Also included in this item are short term borrowings against bank lines of credit or pursuant to certain bank revolving credit agreements, and other short term bank borrowings. The Company has lines of credit of $60.0 million with 7 banks and a revolving short term bank credit agreement which provide term loan borrowing facilities up to a maximum of $100 million. The lines of credit provide for annual review and renewal at the option of each bank. The interest rates and terms of loans under the lines of credit and the revolving credit agreements are determined bilaterally on the date of borrowing. Although there are no formal requirements to maintain compensating balances, the Company has carried balances which generally approximate 5 to 10 percent of the lines.

     The following table sets forth summary information with respect to short term borrowings of the Company for the three years ended December 31, 1994.

                        As of December 31               Year Ended December 31
                     ________________________   _______________________________________

                                   Weighted                                   Weighted
                                   Average        Maximum        Average       Average
                        Amount     Interest        Amount        Amount       Interest
                     Outstanding     Rate       Outstanding   Outstanding(a)   Rate(b)
                     ___________    ______      ___________   ______________  _________

                                            (Amounts in Thousands)
1994...............  $    196,500        6.2%   $    283,500    $   205,115       5.5%
                     ============        ====   ============    ===========      ====

1993...............  $     65,500        3.7%   $    198,900    $   142,677       3.9%
                     ============        ====   ============    ===========      ====

1992...............  $    177,900        4.2%   $    231,850    $   169,985       4.5%
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

Note 3. Long Term Debt

   At December 31, 1994 and 1993, consolidated long term debt consists of the following:

                                                                                         December 31
                                                                                   _________________________
                                                                                      1994          1993
                                                                                   ___________   ___________

                                                                                    (Amounts in Thousands)
       9.15 percent nonsubordinated notes due 1999.........................         $ 50,000       $ 50,000
       6.75 percent nonsubordinated notes due 1998, less unamortized discount of $202 thousand and $261 thousand at December 31, 1994
         and 1993, respectively; effective interest rate 6.80 percent......          149,798        149,739
       6.375 percent nonsubordinated notes due 2000, less unamortized discount of $438 thousand and $504 thousand at December 31, 1994
         and 1993, respectively; effective interest rate 6.44 percent......          149,562        149,496
       Bank borrowings under credit agreement; interest rate
         4.00 percent at December 31, 1993.................................                -        100,000
                                                                                   _________      _________
                                                                                     349,360        449,235

       Less: Current maturities of long term debt..........................                -        100,000

                                                                                   _________      _________
       Total long term debt................................................         $349,360       $349,235
                                                                                   =========      =========


     The contractual maturities of the Company's long term debt are as follows:




                                       Parent Company and Consolidated
                                       _______________________________

                                       December 31,       December 31,
                                           1994               1993
                                       ____________       ____________

                                            (Amounts in Thousands)

       1994.......................       $    --            $100,000
       1998.......................        149,798            149,739
       1999.......................         50,000             50,000
       2000.......................        149,562            149,496
                                         ________           ________

              Total...............       $349,360           $449,235
                                         ========           ========



     None of the Company's debt issues are or have been in default.


Note 4. Federal Income Taxes

     Federal income tax expense relating to operations of the Company for 1994, 1993 and 1992 is comprised of the following components:


                                                                    1994       1993       1992
                                                                    ____       ____       ____

                                                                      (Amounts in Thousands)
    Current tax expense........................................  $ 63,649   $ 74,053   $ 63,420

    Deferred tax expense:
     Excluding Federal income tax rate cumulative adjustment...   (12,837)   (20,961)   (28,695)
     Federal income tax rate cumulative adjustment.............        --      1,322        --
                                                                 ________   ________   ________

                                                                  (12,837)   (19,639)   (28,695)
                                                                 ________   ________   ________

                                                                 $ 50,812   $ 54,414   $ 34,725
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

     The significant components of deferred income tax expense for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                          1994       1993       1992
                                                          ____       ____       ____

                                                            (Amounts in Thousands)
    Deferral of policy acquisition costs, net
      of amortization, for accounting purposes.......  $ 15,826    $ 12,624   $ 19,387
    Adjustment of future policy benefits for
      Federal income tax purposes....................   (16,525)    (12,179)   (23,513)
    Utilization of net operating loss................    (2,416)      3,279        985
    Differences in recognition of capital gains
      and losses for tax return purposes and
      accounting purposes............................     2,634     (14,764)   (13,708)
    Capitalization of policy acquisition costs,
      net of amortization, for tax return purposes      (12,293)    (12,951)    (3,590)
    Differences between amounts reported for
      tax return purposes and statutory
      accounting purposes............................       129       3,270     (5,726)
    Adjustment of prior years' accruals to tax return      (119)       (424)    (2,374)
    Federal income tax rate cumulative adjustment....        --       1,322        --
    Other, net.......................................       (73)        184       (156)
                                                       ________    ________   ________

           Total deferred tax expense................  $(12,837)   $(19,639)  $(28,695)
                                                       ========    ========   ========

     Total tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1994 and 1993, and 34 percent in 1992, to income before tax for the following reasons:

                                                        1994                  1993                   1992
                                                 ____________________  _____________________  _____________________
                                                  Amounts    Percent     Amounts    Percent     Amounts    Percent
                                                     in     of Pretax      in      of Pretax      in      of Pretax
                                                 Thousands   Income     Thousands   Income     Thousands   Income
                                                 _________   _______   __________   _______   __________   _______
    Application of Federal income tax rate...    $  51,449     35.0      $ 53,050     35.0     $  35,475     34.0
         Tax exempt interest and dividends
           received deduction................         (508)    (0.3)         (648)    (0.4)         (824)    (0.8)
         Federal income tax rate change
           cumulative adjustment.............           --       --         1,322      0.9            --       --
         Other, net..........................         (129)    (0.1)          690      0.4            74      0.1
                                                 _________     ____     _________     ____     _________     ____

             Actual tax expense..............    $  50,812     34.6     $  54,414     35.9     $  34,725     33.3
                                                 =========     ====     =========     ====     =========     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                           December 31
                                                      ______________________

                                                         1994       1993
                                                         ____       ____

                                                     (Amounts in Thousands)

Deferred Tax Assets:

    Future policy benefits..........................   $ 136,884   $ 129,078
    Net unrealized loss on securities...............      84,134          --
    Tax net operating loss carryforward.............      26,752      23,990
    Capital gains and losses........................      39,845      42,678
    Capitalization of policy acquisition costs,
      net of amortization, for tax return purposes..      56,313      45,089
    Sale and leaseback transactions.................       1,745       2,617
    Allowance for uncollectible receivables.........       2,496       2,489
    Resisted claim liability........................       2,043       1,691
    Employee retirement benefits....................      27,930      26,534
    Unearned interest...............................       1,560       1,787
    Accrual of interest payable.....................       1,053       2,138
    Differences between tax and accounting
      for reinsurance...............................       5,333          --
    Other...........................................       2,346       5,397
                                                       _________   _________

    Total gross deferred tax assets.................     388,434     283,488

    Total valuation allowance.......................     (16,368)    (16,368)
                                                       _________   _________

    Net deferred tax assets.........................     372,066     267,120
                                                       _________   _________

Deferred Tax Liabilities:

    Deferral of policy acquisition costs, net of
      amortization, for accounting purposes.........    (275,501)   (259,674)
    Basis differences between tax and accounting
      for joint ventures............................      (6,427)     (4,266)
    Basis differences between tax and accounting
      for securities................................      (5,145)     (4,672)
    Depreciation....................................      (5,502)     (5,759)
    Prepaid expenses................................      (1,642)     (2,403)
    Differences between tax and accounting
      for reinsurance...............................          --      (6,596)
    Other...........................................      (6,184)     (9,055)
                                                       _________   _________

    Total gross deferred tax liabilities............    (300,401)   (292,425)

                                                       _________   _________

    Net deferred tax asset (liability)..............   $  71,665   $ (25,305)
                                                       =========   =========

     Federal income tax returns have been examined and settled for all life insurance subsidiaries and their predecessors through 1980. The consolidated Federal income tax returns of the Company and non-life insurance subsidiaries have been examined and settled through 1980. The life-nonlife consolidated Federal income tax returns of the Company and all subsidiaries have been examined and settled for 1981 through 1988. The Company believes that its recorded income tax liabilities are adequate for all open years.

     Under the provisions of prior tax law applicable to life insurance companies, one half of the excess of the gain from operations of a life insurance company over its taxable investment income was not taxed but was set aside in a special "Policyholders' Surplus Account". Under provisions of the Tax Reform Act of 1984, this account is "frozen" as of December 31, 1983 and is subject to tax under conditions set forth pursuant to prior tax law. Policyholder Surplus may be taxable at the time of its distribution to the company's shareholders or under certain other specified conditions. The Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future. However, should the balance at December 31, 1994 become taxable, the tax computed at present rates would be approximately $47.8 million.

     At December 31, 1994, the Company has nonlife net operating loss carryforwards for Federal income tax purposes of approximately $76.4 million which are available to offset future Federal taxable income, if any, through 2009.

Note 5.  Retirement Plans

     The Company and its subsidiaries have a qualified noncontributory defined benefit pension plan covering substantially all employees. Benefits are generally based on years of service, the employee's compensation during the last three years of employment, and an average of Social Security covered wage bases. It is the Company's policy to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Based on such standards, contributions amounting to $4.5 million, $4.5 million and $4.2 million were made for the years ended December 31, 1994, 1993 and 1992, respectively. Substantially all of the Plan assets are invested in the general investment account of a life insurance subsidiary of the Company through a deposit administration insurance contract. As a result of compensation and benefit limitations under Federal tax law applicable to the Company's qualified defined benefit pension plan, the "excess" portion of the pension benefits for certain employees is provided under an unfunded Supplemental Retirement Plan for which eligibility requirements and certain other provisions were modified during 1993. Additionally, the Company has an unfunded Retirement Plan for Outside Directors which provides pension benefits to non-employee Directors of USLIFE Corporation subject to specified eligibility requirements. Benefits are based on years of service and the annual retainer at time of retirement.

     Pension expense for all of the above pension plans amounted to $7.848 million, $5.212 million and $4.774 million in 1994, 1993 and 1992, respectively. The net periodic pension cost for these plans in 1994, 1993 and 1992 included the following components:


                                                                    Year Ended December 31
                                                              ___________________________________

                                                                1994          1993          1992
                                                                ____          ____          ____

                                                                     (Amounts in Thousands)
Service cost - benefits earned during the period....          $ 5,672       $ 4,842       $ 4,488
Interest cost on projected benefit obligation.......            8,129         6,654         6,003
Actual return on Plan assets........................           (7,272)       (6,766)       (6,161)
Net amortization and deferral.......................            1,319           482           444
                                                              _______       _______       _______

Net pension cost....................................          $ 7,848       $ 5,212       $ 4,774
                                                              =======       =======       =======

     The funded status is reconciled to accrued pension cost included in the Company's consolidated balance sheets as of December 31, 1994 and 1993 as follows:

                                                                  Qualified Plan       Non-Qualified Plans
                                                              _____________________   ____________________

                                                                 1994        1993        1994        1993
                                                                 ____        ____        ____        ____

                                                                        (Amounts in Thousands)
   Actuarial present value of benefit obligations:
       Vested benefit obligation............................  $ (65,377)  $ (64,838)  $ (18,822)  $ (14,406)
                                                              ==========  =========   ==========  =========

       Accumulated benefit obligation.......................  $ (67,013)  $ (66,777)  $ (19,230)  $ (14,658)
       Effect of projected future compensation levels.......    (21,060)    (22,857)     (3,303)     (1,758)
                                                              __________  _________   __________  _________
       Projected benefit obligation for service rendered
         to date............................................    (88,073)    (89,634)    (22,533)    (16,416)
   Plan assets at fair value................................     90,920      83,204         --          --
                                                              __________  _________   __________  _________

   Funded status............................................      2,847      (6,430)    (22,533)    (16,416)
   Unrecognized net loss from past experience different
     from that assumed and effects of changes in assumptions      1,525       9,164       3,061       1,611
   Unrecognized portion of initial net (asset) obligation...     (6,498)     (7,752)          5         177
   Unrecognized prior service cost..........................        324       1,112       7,756       8,246
   Additional minimum balance sheet liability...............         --          --      (7,564)     (8,276)
                                                              __________  _________   __________  _________
   Accrued pension cost.....................................  $  (1,802)  $  (3,906)  $ (19,275)  $ (14,658)
                                                              ==========  =========   ==========  =========

     The unrecognized net asset relating to the qualified pension plan is being recognized over a 14 year period which began January 1, 1987. As required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability is recognized for the Company's non-qualified plans to reflect the excess of the accumulated benefit obligations over the liability already recognized as unfunded accrued pension cost. Such minimum pension liability of $7.564 million and $8.276 million in 1994 and 1993, respectively, has been offset with an intangible asset in the consolidated balance sheets. The unrecognized net loss and unrecognized prior service cost relating to the Company's pension plans are subject to amortization on a straight-line basis over the estimated average future service period of active employees expected to receive benefits under the plan. Assumptions used in the actuarial computations for the Company's pension plans were as follows:

                                                              December 31
                                                       ________________________
                                                       1994      1993      1992
                                                       ____      ____      ____

     Discount rate.................................... 8.25%     7.5%      7.5%
     Rate of increase in compensation levels.......... 6.0       6.0       6.0
     Expected long-term rate of return on assets...... 7.5       7.5       7.5


     In addition to providing pension benefits, the Company and its subsidiaries provide certain health care and life insurance benefits to retired employees under a defined benefit plan. Employees may become eligible for these benefits if they have accumulated ten years of service and reach normal or early retirement age while working for the Company. The plan provides benefits supplemental to Medicare after retirees are eligible for Medicare benefits. The postretirement benefit plan contains cost-sharing features such as deductibles and coinsurance, and contributions of certain retirees are subject to annual adjustment. It is the Company's current policy to fund these benefits, which are provided through an insurance contract with a life insurance subsidiary of the Company, on a "pay as you go" basis.

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

     The funded status of the non-pension postretirement benefit program as of December 31, 1994 and 1993 is reconciled to accrued postretirement benefit cost as follows:

                                                             December 31
                                                      _________________________

                                                         1994            1993
                                                         ____            ____

                                                       (Amounts in Thousands)
      Accumulated postretirement benefit obligation:

        Retirees.................................     $(15,767)       $(18,982)
        Fully eligible active plan participants..       (4,414)         (4,893)
        Other active plan participants...........       (7,309)         (7,949)
                                                      ________        ________

           Total.................................      (27,490)        (31,824)
        Plan assets..............................          --              --
                                                      ________        ________

           Funded status.........................      (27,490)        (31,824)
        Unrecognized net (gain) or loss..........      (16,433)        (11,752)
        Unrecognized prior service cost..........      (13,888)        (14,329)
                                                      ________        ________

        Accrued postretirement benefit cost......     $(57,811)       $(57,905)
                                                      ========        ========

Net periodic postretirement benefit cost for 1994 and 1993 included the following components:

                                                          1994       1993
                                                          ____       ____

                                                       (Amounts in Thousands)
Service cost - benefits earned during the year........  $ 1,044    $ 1,068
Interest cost on accumulated postretirement
  benefit obligation..................................    2,010      2,198
Net amortization and deferral.........................   (1,704)    (1,162)
                                                        _______    _______
Net periodic postretirement benefit cost..............  $ 1,350    $ 2,104
                                                        =======    =======

     The non-pension postretirement benefit cost for the year 1992 was comprised primarily of "interest cost."


     For measurement purposes, a 12 percent annual rate of increase in the per-capita cost of covered health benefits (ie., health care cost trend rate) was assumed for 1994; the rate was assumed to decrease gradually to 6 percent by the year 1997 and remain at that level thereafter. An 11 percent annual rate of increase in claims reimbursed by Medicare for retirees over age 65 was assumed for 1994; the rate was assumed to decrease gradually to 6 percent by the year 1997 and remain at that level thereafter. The assumed health care cost trend rate does not have a significant effect on the amounts reported in accordance with Statement No. 106 due to the maximum dollar cap adopted. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $57 thousand and the aggregate of the service and interest cost components of 1994 net periodic postretirement benefit cost by $10 thousand. The discount rate used in determining the accumulated postretirement benefit obligation was 8.25% at December 31, 1994 and 7.5% at both December 31, 1993 and 1992.

Note 6.  Capital Stock

      Non-Redeemable Preferred Stocks

     The $4.50 Series A Convertible Preferred Stock ($1.00 par value; authorized and issued as of December 31, 1994, 4,653 shares; December 31, 1993, 4,815 shares; December 31, 1992, 5,627 shares) is carried at involuntary liquidating value of $100 per share in the financial statements; is entitled to cumulative annual dividends of $4.50 per share; may be redeemed in whole or in part at the option of the Company at $100 per share; and is convertible at any time into Common Stock at a conversion price which at December 31, 1994 was $12.49 per share (each share of Series A Stock valued at $100), subject to adjustment under a formula intended to protect against dilution in certain events. Holders are entitled to vote together with the Common Stock and Series B Convertible Preferred Stock as one class on the basis of one vote per share and to vote as a class upon the election of two directors during any period in which four quarterly dividends (whether or not consecutive) are in default.

     The $5.00 Series B Convertible Preferred Stock ($1.00 par value; authorized and issued as of December 31, 1994, 2,003 shares; December 31, 1993, 2,050 shares; December 31, 1992, 2,251 shares) is carried at involuntary liquidating value of $50 per share in the financial statements; is entitled to cumulative annual dividends of $5.00 per share; may be redeemed in whole or in part at the option of the Company at $100 per share; and is convertible at any time into Common Stock at a conversion price which at December 31, 1994 was $12.51 per share (each share of Series B Stock valued at $100), subject to adjustment under a formula intended to protect against dilution in certain events. Voting rights are the same as those of holders of Series A Stock.

     The Preferred Stock, undesignated ($1.00 par value; authorized as of December 31, 1994, 10,793,344 shares, issued none), may be issued by authorization of the Board of Directors without further approval of shareholders. The Board has broad powers to fix the terms of such issues subject to the limit that the aggregate of all amounts which may be paid to holders of all of the series of Preferred Stock upon the involuntary liquidation, dissolution or winding up of the Company cannot exceed $100 times the number of such shares plus accrued unpaid dividends.

      Common Stock

     The outstanding shares of Common Stock (par value $1.00 per share; authorized, as of December 31, 1994 and 1993: 60,000,000 shares; December 31, 1992: 40,000,000 shares; issued, including treasury shares, as of December 31, 1994, 38,310,490 shares; December 31, 1993, 38,308,823 shares; December 31,
1992, 38,255,975 shares) entitle each holder to one vote per share in the election of directors and on all other matters submitted to a vote of shareholders and to such dividends and distributions as may be declared by the Board of Directors out of funds legally available. At December 31, 1994, 53,275 shares of Common Stock were reserved for issuance upon conversion of Preferred Stock. The Company sponsors, through certain of its life insurance subsidiaries, savings plans for selected general agents and producers (the "Agents Plans") providing for distribution of Common shares to participants if specified qualification and vesting requirements are satisfied. As of December 31, 1994, participant interests relating to 7,406 Common shares had vested under the Agents Plans. On July 10, 1986 the Company issued, to shareholders of record on that date, one Common Stock Purchase Right (a "Right") for each share of Common Stock owned on that date. Until the Rights become exercisable they will be represented by the stock certificates for all outstanding Common Stock including newly issued shares. Upon the occurrence of certain events specified in a Rights Agreement dated as of June 24, 1986 and amended and restated as of September 27, 1994 between the Company and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) as Rights Agent, the Rights will become exercisable, separate certificates representing the Rights will be issued, and each Right will entitle the holder to purchase one half of a share of the Common Stock for $160. Under certain circumstances specified in the Rights Agreement each Right will entitle the holder to purchase, for one half of its then market value, publicly traded common stock of any corporation which acquires the Company; each Right will also entitle the holder, with certain exceptions specified in the Rights Agreement, to purchase

$150 worth of the Common Stock for $75. As of December 31, 1994 the Rights had not become exercisable.

     The Company also sponsors a Dividend Reinvestment and Stock Purchase Plan which enables holders of the Company's Common Stock to invest cash dividends and optional cash payments in additional shares of the Common Stock. In 1994, 1993 and 1992, respectively, 26,574, 25,689 and 29,523 shares of the Common Stock had been sold pursuant to the Dividend Reinvestment and Stock Purchase Plan.


     Treasury Stock

     At December 31, 1994, there were 15,493,148 shares of Common Stock held in treasury. During 1994, 218,908 Common shares were acquired, at an aggregate cost of $7.2 million, and 376,114 Common shares, with an aggregate cost of $7.1 million, were utilized for certain employee, director, and agent benefit plans and for the Dividend Reinvestment and Stock Purchase Plan of USLIFE Corporation. At December 31, 1993, treasury stock consisted of 15,650,354 Common shares. Common shares outstanding, net of treasury shares, as of December 31, 1994 and 1993 are as follows:

                                               December 31
                                          ________________________

                                             1994         1993
                                             ____         ____

Common shares issued..............        38,310,490    38,308,823
Treasury shares...................        15,493,148    15,650,354
                                          __________    __________

Net outstanding common shares.....        22,817,342    22,658,469
                                          ==========    ==========





Note 7.  Stock Options and Long-Term Incentive Plans

     In May, 1991, the Company adopted a stock option plan (the "1991 Stock Option Plan") for key employees to replace the previous stock option plan under which options could no longer be granted. Under the 1991 Stock Option Plan, a maximum of 1,050,000 shares of the Company's common stock may be issued upon the exercise of stock options which may be granted pursuant to the Plan. The
1991 Stock Option Plan also provides for "Reload" options, which are automatically granted to a participant upon the exercise of an option if the participant uses previously owned shares to pay for the option shares. Reload options will be for the number of previously-owned shares delivered upon the employee's exercise of an option. Under the 1991 Stock Option Plan, the purchase price of shares subject to each option will be not less than 100% of their fair market value at the time of the grant of the option. In May 1994, the Plan was amended to limit the number of options that may be granted to any one individual during any one-year period to 75,000. No options may be granted under the 1991 Stock Option Plan after May 20, 2001.

In May 1994, the Company adopted a stock option plan (the "Non-Employee Director Stock Option Plan") for directors of USLIFE who are not employees of the Company or its subsidiaries or affiliates. The Plan provides that each eligible director will automatically be granted options to purchase 2,000 shares of USLIFE common stock, commencing at the date of the Company's 1994 Annual Meeting of Shareholders and on the date of each subsequent Annual Meeting. A maximum of 250,000 shares of the Company's common stock may be issued upon the exercise of stock options which may be granted under the Non-Employee Director Stock Option Plan. No options may be granted under this Plan after May 17, 2004.

     No option granted under the Company's stock option plans is exercisable in whole or in part in less than six months from the date of grant. Each option may be exercisable in one or more installments as provided therein. To the extent such options are not exercised, installments accumulate to the total granted and are exercisable in whole or in part at any time during the term of the option. This term is set forth in the option but in no event is an option exercisable, in whole or in part, after the expiration of ten years from the date of grant. The 1991 Stock Option Plan provides that in the event of a Change in Control (as defined in the Plan), all outstanding options granted under that Plan which have been held for at least six months from the date of grant shall become immediately exercisable.

     As of December 31, 1994, the Company had outstanding options to its employees (including officers) and non-employee directors for purchase of shares of its Common Stock as follows:

                                                                               Average
             Number of   Number of                                           Option Price
           Participants   Shares              Expiration Dates                 per Share
           ____________  _________            ________________               ____________

                160      1,002,813    March 26, 1995 - May 17, 2004             $31.90

     A summary of activity under all stock option plans for the three years ended December 31, 1994 is presented below:

                                                 Number                    Option Prices
                                                                  ________________________________
                                                   of                                 Aggregate
                                                 Shares              Per Share      (in Thousands)
                                                 ______           _______________   ______________
        Outstanding, December 31, 1991........   825,393          $13.75 - $29.50        $20,940
             Granted..........................    85,500           29.08                   2,487
             Exercised........................   131,375           13.75 -  27.67          2,869
             Terminated.......................    14,269           13.75 -  27.67            298
                                               _________                                 _______

        Outstanding, December 31, 1992........   765,249           15.67 -  29.50         20,260
             Granted..........................   421,500           37.38 -  43.63         15,840
             Exercised........................   138,491           15.67 -  29.50          3,526
             Terminated.......................     9,813           15.67 -  37.38            276
                                               _________                                 _______

        Outstanding, December 31, 1993........ 1,038,445           18.42 -  43.63         32,298
             Granted..........................    78,000           37.25 -  38.88          2,981
             Exercised........................    85,882           18.42 -  37.38          2,308
             Terminated.......................    27,750           18.42 -  37.38            986
                                               _________          _______________        _______

        Outstanding, December 31, 1994........ 1,002,813          $19.75 - $43.63        $31,985
                                               =========          ===============        =======


     As of December 31, 1994, options for 924,438 common shares were exercisable under all stock option plans at $19.75 to $43.63 per share. At December 31, 1994, up to 1,748,813 common shares could be issued under the Company's stock option plans. Common shares may be issued under the Company's stock option plans from shares in treasury or authorized but unissued shares.

     The Company has a Book Unit Plan for certain key employees. Under the terms of the Plan, the Board of Directors may award, at its sole discretion, one or more units to employees it has selected to become participants in the Plan. No more than 600,000 units shall be outstanding under the Plan at any time. The value of units granted prior to 1994 shall be the amount by which the book value per share, as of its award date, has been increased or decreased by (a) the sum of the increases or decreases in the book value per share of the

Company's common stock, excluding the impact of "mark-to-market" adjustments required by FASB Statement No. 115 to recognize unrealized gains and losses on debt and equity securities, plus (b) dividend equivalents for subsequent years up to and including its valuation date. In May 1994, the Plan was amended to limit the number of book units that may be granted to any one individual during a one-year period to no more than 75,000 and further, to eliminate the inclusion of cumulative dividends paid to shareholders in calculating the value of book units awarded in 1994 and thereafter. Accordingly, approximately $1.7 million, $2.1 million, and $1.4 million were charged to expense in 1994, 1993, and 1992, respectively.

     A summary of units outstanding under the Book Unit Plan follows:

                                       Number         Award              Valuation
Year of Grant                         of Units        Date                 Date
_____________                         ________        _____              _________
1990.............................     143,250     January 1, 1990     December 31, 1994
1992.............................     134,250     January 1, 1992     December 31, 1996
1993.............................     184,000     January 1, 1993     December 31, 1997
1994.............................       7,500     January 1, 1994     December 31, 1998
                                      _______


Outstanding, December 31, 1994...     469,000
                                      =======

     The Company also has a Restricted Stock Plan for certain key employees. Under the terms of the Plan, a committee of the Board of Directors may award restricted shares of common stock of the Company, up to an aggregate maximum of 1,050,000 shares, to designated Participants. The shares, when awarded, are initially non-transferable and subject to forfeiture in the event that the Participant ceases to be an employee of USLIFE or any of its subsidiaries other than by reason of death, permanent disability, retirement, or certain other specified circumstances. These restrictions generally terminate with respect to 20% of the number of shares awarded on March 1 of each of the five calendar years following the year of award, at which time the appropriate number of unrestricted shares are distributed to the Participant. For certain awards, restrictions terminate with respect to one-third of the number of shares awarded on the first, second, and third anniversaries of the award date, with similar distribution. In May 1994, the Plan was amended to limit the number of shares that may be granted to any one individual during any one-year period to 75,000, and to provide for forfeiture of awards to certain key officers under the Plan in the event that performance goals based on the Company's "Earnings Per Share from Continuing Operations," as defined in the Plan, are not satisfied. Upon award of shares under the Plan, deferred compensation equivalent to the market value of the shares on the award date is charged to Equity Capital. Such deferred compensation is subsequently amortized by means of charges to expense over the period during which the restrictions lapse. During 1994, a total of 204,274 shares were awarded under the Plan, and 5,332 previously awarded shares were forfeited pursuant to the terms of the Plan. During 1993, a total of 18,356 shares were awarded under the Plan. As of December 31, 1994, there were 223,348 previously awarded shares outstanding under the Plan as to which the restrictions had not yet lapsed. Expense charges recognized in 1994, 1993 and 1992 relating to these awards amounted to approximately $2.0 million, $2.1 million, and $2.0 million, respectively.

     In May 1994, the Company adopted an Annual Incentive Plan (the "Incentive Plan") for certain key executive officers. Under the Incentive Plan, annual bonuses for participating key officers will depend on the attainment of performance goals based on levels of income from the Company's core life insurance businesses, as defined in the Plan. The Incentive Plan is administered by the Executive Compensation and Nominating Committee, which may authorize awards of up to 75% of a Participant's base salary based on attainment of performance goals established by the Committee. These awards are payable in cash no later than April 30 after each plan year, following certification by the Committee that the performance goals have been met. The Incentive Plan provides that in the event of a Change in Control (as defined in the Plan), the amount of awards will be calculated as if all performance targets have been met to produce the maximum award and payment of the awards will be accelerated to the date on which the Change in Control occurs.

Note 8.  Leases

     In December,  1986 a  subsidiary of  the  Company  sold  its  home  office building located at 125 Maiden Lane, New York, New York, and leased back portions of the premises which are utilized as the subsidiary's principal executive offices as well as the headquarters of the Company and several other subsidiaries. A $16.9 million portion of the gain arising from the sale and leaseback transaction (net of related taxes) was deferred and is being amortized by credits to income in proportion to rental payments made in accordance with the lease commitments over a ten year period. Additionally, several subsidiaries lease office space at other locations generally for periods ranging from five to fifteen years, and certain subsidiaries utilize leased furniture and office equipment. Certain of the operating leases for office premises provide for renewal options for periods ranging from five to twenty years based on fair rental value at time of renewal, and further options relating to rental of additional office space. The minimum rental commitments for all such non-cancelable operating leases as of December 31, 1994 approximate $13.5 million in 1995, $13.0 million in 1996, $7.2 million in 1997, $6.1 million in 1998, $5.5 million in 1999, and a total of $13.9 million from 2000 to 2003. Total rental expense amounted to approximately $13.1 million, $13.5 million, and $12.4 million for the years ended December 31, 1994, 1993 and 1992, respectively.



Note 9.  Contingent Liabilities and Commitments

     The Company has outstanding Standby Letters of Credit with two banks representing contingent obligations to fund various trusts established in connection with certain employment contracts of management employees, the Company's Supplemental Retirement Plan, Retirement Plan for Outside Directors, and Retirement Plan, in the event of a Change in Control (as defined in the trust agreements), totalling $88 million. Additionally, in connection with the application by a life insurance subsidiary for an additional state license to transact business, USLIFE Corporation has agreed to guarantee that subsidiary's maintenance of the state's minimum capital and surplus requirements (amounting to $4.4 million at December 31, 1994) for a ten year period commencing at the effective date of such license.

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

     In June 1993, a purported class action was filed against three of the Company's subsidiaries alleging that the class members were entitled to premium refunds on policies of credit life and disability insurance purchased from the three subsidiaries. In October, 1994, the case was dismissed with prejudice with leave to reinstate after a decision is rendered by another court in a similar case raising the same issues raised by defendants' motion to dismiss. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

     In November, 1994, a purported class action was filed against three of the Company's subsidiaries alleging that in connection with purchases by plaintiffs of single premium term life insurance from mortgage lenders, defendants misrepresented the type of insurance offered as credit life insurance and sold the term life insurance at premiums in excess of those permitted for credit life insurance. Allegations include claims for damages for breach of contract, breach of fiduciary duty, unfair and deceptive acts and practices, fraud, restitution and unjust enrichment and civil claims under the Federal RICO statute. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

     In addition to the aforementioned legal proceedings, the Company and its subsidiaries are parties to various routine legal proceedings incidental to the conduct of their business. Based on currently available information, in the opinion of management it is not probable that the ultimate resolution of these suits will result in a material liability on the part of the Company.


Note 10.  Reinsurance

     The life insurance subsidiaries reinsure with other companies portions of the risks they underwrite and assume portions of risks on policies underwritten by other companies. The life insurance subsidiaries generally reinsure risks over $1.5 million as well as selected risks of lesser amounts. In this connection, $7.8 billion, representing 6 percent of total life insurance in force as of December 31, 1994, was ceded to other carriers. Reinsurance contracts do not relieve the Company from its obligations to policyholders, and the Company is contingently liable with respect to insurance ceded in the event any reinsurer is unable to meet the obligations which have been assumed.

The Company's consolidated financial statements for 1994 and 1993 reflect the adoption of Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Pursuant to the standards of SFAS 113, amounts paid for or recoverable under reinsurance contracts, including amounts previously reported as a reduction of various liability accounts as permitted under previous accounting standards, are included in total assets as reinsurance receivable or recoverable amounts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. Financial statements of previous years were not restated as a result of the adoption of SFAS 113.

The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                     Year Ended December 31
                                                     ______________________

                                                       1994         1993
                                                       ____         ____

                                                     (Amounts in Thousands)

    Premiums, before reinsurance ceded.........     $1,043,958   $1,021,694
    Premiums ceded.............................         78,480       77,388
                                                    __________   __________
    Net premiums...............................     $  965,478   $  944,306
                                                    ==========   ==========


    Other considerations, before reinsurance
       ceded...................................     $  180,954   $  166,477
    Other considerations ceded.................         14,891       12,938
                                                    __________   __________
    Net other considerations...................     $  166,063   $  153,539
                                                    ==========   ==========



    Benefits to policyholders and beneficiaries,
      before reinsurance recoveries............     $  782,415   $  794,640
    Reinsurance recoveries.....................         54,804       57,309
                                                    __________   __________
    Benefits to policyholders and beneficiaries,
      net of reinsurance recoveries............     $  727,611   $  737,331
                                                    ==========   ==========


     A summary of reinsurance activity for the three years ended December 31, 1994 is presented below:

                                                                                                 Percentage
                                                        Ceded to      Assumed                    of Amount
                                             Gross        Other     From Other         Net        Assumed
                                            Amount      Companies    Companies       Amount        to Net
                                            ______      _________    _________       ______      _________

                                                              (Amounts in Thousands)
Year Ended December 31, 1994
    Life insurance in force.............. $124,881,337   $7,837,101  $16,800,790  $133,845,026      12.6%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    491,151   $   42,362  $    46,119  $    494,908       9.3
       Accident and health insurance.....      503,442       36,118        3,246       470,570       0.7
                                          ____________   __________  ___________  ____________      ____

            Total premiums............... $    994,593   $   78,480  $    49,365  $    965,478       5.1%
                                          ============   ==========  ===========  ============      ====

Year Ended December 31, 1993
    Life insurance in force.............. $110,549,368   $7,516,633  $14,462,410  $117,495,145      12.3%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    458,492   $   40,728  $    37,406  $    455,170       8.2
       Accident and health insurance.....      524,448       36,660        1,348       489,136       0.3
                                          ____________   __________  ___________  ____________      ____

            Total premiums............... $    982,940   $   77,388  $    38,754  $    944,306       4.1%
                                          ============   ==========  ===========  ============      ====

Year Ended December 31, 1992
    Life insurance in force.............. $103,962,571   $7,985,272  $11,037,473  $107,014,772      10.3%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    444,407   $   46,568   $   28,782  $    426,621       6.7
       Accident and health insurance.....      536,905       39,006        1,874       499,773       0.4
                                          ____________   __________   __________  ____________       ___

            Total premiums............... $    981,312   $   85,574   $   30,656  $    926,394       3.3%
                                          ============   ==========   ==========  ============       ===


     The estimated amounts of reinsurance recoverable on paid and unpaid claims included in the Consolidated Balance Sheets as of December 31, 1994 and 1993 are as follows:

                                                                December 31
                                       __________________________________________________________

                                                    1994                        1993
                                       _____________________________  ___________________________

                                            Paid          Unpaid         Paid         Unpaid
                                           Claims         Claims        Claims        Claims
                                           ______         ______        ______        ______

                                                         (Amounts in Thousands)
    Life insurance....................   $   5,824      $   8,508      $   8,460    $   7,907
    Accident and health insurance.....       3,041          4,135          3,454        3,930
                                         _________      _________      _________    _________

         Total........................   $   8,865      $  12,643      $  11,914    $  11,837
                                         =========      =========      =========    =========

The amount included in the consolidated balance sheets at December 31, 1994 and 1993 for "Other reinsurance recoverable" includes the estimated amounts recoverable on unpaid claims as indicated above as well as prepaid reinsurance premiums.

Note 11.  Investment Securities

     The investments of the Company at December 31, 1994 are summarized as follows:

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

                                                                         (Amounts in Thousands)
    Bonds and notes:
         United States Government and government
          agencies and authorities...........................     $  121,764   $  113,847   $  113,847
         States, municipalities and political sub-divisions..         32,852       30,528       30,528
         Foreign government..................................        201,667      186,523      186,523
         Public utilities....................................      1,406,518    1,323,715    1,323,715
         All other corporate.................................      3,411,875    3,238,467    3,238,467
                                                                  __________   __________   __________
           Total bonds and notes.............................      5,174,676    4,893,080    4,893,080
    Redeemable preferred stocks..............................         44,112       44,787       44,787
                                                                  __________   __________   __________
           Total fixed maturities............................      5,218,788    4,937,867    4,937,867
                                                                  __________   __________   __________

    Common stocks............................................            833          385          385
    Non-redeemable preferred stocks..........................          4,886        4,198        4,198
                                                                  __________   __________   __________

           Total equity securities...........................          5,719        4,583        4,583
                                                                  __________   __________   __________

           Total fixed maturities and equity securities......      5,224,507   $4,942,450    4,942,450
                                                                  __________   ==========   __________

    Mortgage loans on real estate............................        331,354                   319,618
                                                                  __________                __________

    Real estate:
         Investment properties...............................         17,731                    11,288
         Acquired in satisfaction of debt....................         52,255                    30,400
                                                                  __________                __________

           Total real estate.................................         69,986                    41,688
                                                                  __________                __________

    Policy loans.............................................        283,088                   283,088
    Other long term investments..............................         66,218                     7,400
    Short term investments...................................        129,335                   129,335
                                                                  __________                __________

           Total invested assets.............................      6,104,488                 5,723,579
    Cash on hand and in demand accounts......................         51,878                    51,878
    Restricted funds held in escrow, etc. ...................          1,653                     1,653
                                                                  __________                __________

           Total cash and invested assets....................     $6,158,019                $5,777,110
                                                                  ==========                ==========


     Based on balance sheet carrying value, assets categorized as "non-income producing" for the 12 months ended December 31, 1994 included in fixed maturities, mortgage loans, real estate investment properties, and real estate acquired in satisfaction of debt amounted to $15.3 million, $9.5 million, $4.3 million and $2.1 million, respectively.

Note 12.  Net Investment Income

     The details of consolidated net investment income for the three years ended December 31, 1994 follow:

                                                         Year Ended December 31
                                                      _____________________________

                                                        1994      1993      1992
                                                        ____      ____      ____

                                                         (Amounts in Thousands)
         Investment income:
           Equity securities........................  $    513  $  1,228  $  1,984
           Mortgage loans...........................    33,905    36,313    38,111
           Real estate..............................     6,766     6,456     6,448
           Policy loans.............................    18,875    18,495    18,379
           Fixed maturities, short term
             investments, and other investments.....   411,315   393,181   360,449

                                                      ________  ________  ________

               Total investment income..............   471,374   455,673   425,371
                                                      ________  ________  ________

         Investment expenses:
           Salaries and wages.......................       788       818       831
           Real estate depreciation.................     1,271     1,316     1,495
           Real estate repairs, expenses, taxes.....     4,811     5,902     5,067
           Taxes (excluding real estate), and
             other expenses.........................     3,010     2,991     3,542
                                                      ________  ________  ________

               Total investment expenses............     9,880    11,027    10,935
                                                      ________  ________  ________

                 Net investment income..............  $461,494  $444,646  $414,436
                                                      ========  ========  ========

Note 13. Supplementary Insurance Information

     Supplementary data relating to the life insurance industry segment of the Company for the three years ended December 31, 1994 is presented below.

                       Year Ended December 31, 1994         Year Ended December 31, 1993           Year Ended December 31, 1992
                    __________________________________  _____________________________________  ___________________________________

                                  Non-                                  Non-                                 Non-
                     Life      Reportable                Life       Reportable                  Life      Reportable
                   Insurance  Segments and              Insurance   Segments and              Insurance  Segments and
                   Industry  Consolidating              Industry   Consolidating              Industry   Consolidating
                   Segment    Adjustments  Consolidated Segment     Adjustments  Consolidated Segment    Adjustments  Consolidated
                   __________  _________    __________  _________   ___________  ____________ __________  _________    __________


                                                               (Amounts in Thousands)
Deferred policy
 acquisition
    costs........  $  793,145  $      -     $  793,145  $  741,927  $      -     $  741,927   $  705,854  $      -     $  705,854
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Future policy
 benefits:

  Life...........  $1,254,879  $      -     $1,254,879  $1,196,265  $      -     $1,196,265   $1,110,757  $      -     $1,110,757
  Accident and
   health........     277,117         -        277,117     257,192         -        257,192      197,533         -        197,533
                   __________  _________    __________  __________  _________    __________   __________  _________    __________

   Total.........  $1,531,996  $      -     $1,531,996  $1,453,457  $      -     $1,453,457   $1,308,290  $      -     $1,308,290
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Policyholder
 account balances
 for universal
 life-type and
 investment
 contracts.......  $3,641,393  $      -     $3,641,393  $3,322,265  $      -     $3,322,265   $2,850,037  $      -     $2,850,037
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Other policy
 claims and
 benefits
 payable.........  $  215,102  $    (282)   $  214,820  $  211,483  $    (371)   $  211,112   $  230,235  $  (5,902)   $  224,333
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Premium income:
  Life...........  $  495,568  $    (660)   $  494,908  $  455,766  $    (596)   $  455,170   $  427,274  $    (653)   $  426,621
  Accident and
    health.......     474,135     (3,565)      470,570     494,417     (5,281)      489,136      505,713     (5,940)      499,773
                   __________  _________    __________  __________  _________    __________   __________  _________    __________

    Total........  $  969,703  $  (4,225)   $  965,478  $  950,183  $  (5,877)   $  944,306   $  932,987  $  (6,593)   $  926,394
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Other consider-
  ation..........  $  166,063  $      -     $  166,063  $  153,539  $      -     $  153,539   $  139,383  $      -     $  139,383
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Net investment
  income.........  $  448,712  $  12,782    $  461,494  $  431,923  $  12,723    $  444,646   $  402,579  $  11,857    $  414,436
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Realized gains
  (losses).......  $   (1,322) $     (58)   $   (1,380) $   10,835  $  (2,319)   $    8,516   $   (2,100) $    (480)   $   (2,580)
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Benefits, claims,
 losses and
 settlement
 expenses........  $1,001,197  $    (282)   $1,000,915  $  961,269  $    (371)   $  960,898   $  948,936  $     320    $  949,256
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Amortization of
 deferred policy
 acquisition
 costs...........  $  159,702  $      -     $  159,702  $  151,851  $      -     $  151,851   $  131,840  $      -     $  131,840
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Other operating
 expenses  ......  $  265,645  $  77,928    $  343,573  $  264,066  $  71,652    $  335,718   $  274,156  $  69,863    $  344,019
                   ==========  =========    ==========  ==========  =========    ==========   ==========  =========    ==========

Note 14. Condensed Financial Information of Parent Company

                                          CONDENSED BALANCE SHEETS
                                               PARENT COMPANY
                                         December 31, 1994 and 1993

                                                   ASSETS
                                                                                        1994        1993
                                                                                        ____        ____
                                                                                      (Amounts in Thousands)
 Cash and invested assets:
    Cash and certificates of deposit................................................. $    9,349  $    5,870
    Fixed maturities available for sale:
      At market......................................................................     41,045          -
      At lower of aggregate amortized cost or market.................................         -       49,735
    Equity securities, at market.....................................................         70          87
    Other long term investments, and short term investments..........................      1,010       1,010
                                                                                      __________  __________
            Total cash and invested assets...........................................     51,474      56,702
    Other receivables (net)..........................................................      7,544       6,014
    Property and equipment (net).....................................................        650         583
    Prepaid expenses, deferred charges and other assets..............................     47,081      49,442
    Investment in life insurance subsidiaries........................................  1,326,922   1,375,920
    Investment in non-life insurance subsidiaries....................................     26,668      24,058
                                                                                      __________  __________
           Total assets.............................................................. $1,460,339  $1,512,719
                                                                                      ==========  ==========

                                       LIABILITIES AND EQUITY CAPITAL

LIABILITIES:
    Federal income taxes (current and deferred)...................................... $  (18,679) $  (19,639)
    Notes payable....................................................................    196,575      65,575
    Current maturities of long-term debt.............................................         -      100,000
    Long-term debt...................................................................    349,360     349,235
    Accounts payable and accrued liabilities.........................................     55,195      51,519
                                                                                      __________  __________
            Total liabilities........................................................    582,451     546,690
                                                                                      __________  __________


NON-REDEEMABLE PREFERRED STOCKS, COMMON STOCK, AND OTHER SHAREHOLDERS' EQUITY
 ("EQUITY CAPITAL"):
    Preferred stock - Series A.......................................................        465         482
    Preferred stock - Series B.......................................................        100         103
    Preferred stock-undesignated.....................................................         -           -
    Common stock.....................................................................     38,310      38,309
    Paid-in surplus..................................................................    131,823     125,268
    Net unrealized loss on securities................................................   (156,248)         -
    Net unrealized loss on marketable equity securities..............................         -          (29)
    Retained earnings................................................................  1,210,078   1,142,694
                                                                                      __________  __________
                                                                                       1,224,528   1,306,827
    Less: Treasury stock, at cost....................................................    339,972     339,825
          Deferred compensation......................................................      6,668         973
                                                                                      __________  __________
        Total Equity Capital.........................................................    877,888     966,029
                                                                                      __________  __________

            Total liabilities and Equity Capital..................................... $1,460,339  $1,512,719
                                                                                      ==========  ==========

                                         CONDENSED STATEMENTS OF INCOME
                                                 PARENT COMPANY

                                   For the Three Years Ended December 31, 1994

                                                                                  Year Ended December 31
                                                                           ____________________________________

                                                                              1994        1993        1992
                                                                              ____        ____        ____

                                                                                  (Amounts in Thousands)
 Net investment income...................................................    $ 4,661     $ 5,243     $ 4,201
 Dividends from subsidiaries (eliminated in consolidation)...............     45,702      82,800      74,001
 Realized gains (losses) on investments..................................        (86)         80         (93)
 Other income............................................................      8,414       7,760       7,396
                                                                             _______     _______     _______

          Total income...................................................     58,691      95,883      85,505
                                                                             _______     _______     _______
 General expenses........................................................     36,782      35,506      36,097
 Interest on notes payable...............................................     11,239       5,716       7,897
 Interest on long term debt..............................................     24,388      26,676      25,906
                                                                             _______     _______     _______
          Total expenses.................................................     72,409      67,898      69,900
                                                                             _______     _______     _______
 Income from operations before related income taxes......................    (13,718)     27,985      15,605
 Provision for income taxes..............................................    (19,643)    (18,806)    (18,468)
                                                                             _______     _______     _______
 Income before cumulative effect of accounting change
    and equity in undistributed net income of subsidiaries...............      5,925      46,791      34,073
 Cumulative effect of accounting change for years prior
    to 1992, net of applicable income taxes..............................        -           -       (12,562)
 Equity in cumulative effect of accounting change relating to
    subsidiaries, net of applicable income taxes.........................        -           -       (25,428)
 Equity in undistributed income from operations of subsidiaries..........     90,260      50,366      35,539
                                                                             _______     _______     _______

 Net income..............................................................    $96,185     $97,157     $31,622
                                                                             =======     =======     =======

                                             STATEMENTS OF CASH FLOWS
                                                  PARENT COMPANY


                                    For the Three Years Ended December 31, 1994


                                                                                     Year Ended December 31
                                                                               _________________________________

                                                                                  1994        1993        1992
                                                                                  ____        ____        ____

                                                                                     (Amounts in Thousands)
     Cash flows from operating activities:
       Net income............................................................  $  96,185   $  97,157  $   31,622
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Cumulative effect of accounting change..............................         -           -       20,979
         Equity in undistributed net income of subsidiaries..................    (90,260)    (50,366)    (10,111)
         Dividends of securities from subsidiaries...........................         -      (21,603)    (26,300)
         Deferred federal income taxes.......................................     (1,063)      2,979     (17,215)
         Depreciation and amortization.......................................      2,044       2,109       2,109
         Change in other liabilities and amounts receivable..................      2,146     (14,184)     14,538
         Change in current federal income tax liability......................      2,894      13,021     (14,807)
         Net realized capital losses (gains).................................         86         (80)         93
         Other, net..........................................................      2,555         716       2,195
                                                                               _________   _________   _________

              Total adjustments..............................................    (81,598)    (67,408)    (28,519)
                                                                               _________   _________   _________

                   Net cash provided by operating activities.................     14,587      29,749       3,103
                                                                               _________   _________   _________

     Cash flows from investing activities:
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities..................................................     12,640      18,118       8,556
           Mortgage loan principal receipts..................................          -           1           8
       Expenditures for property and equipment...............................       (271)       (232)       (335)
       Capital contribution to subsidiary....................................    (18,000)         -           -
       Cost of investments purchased:
           Fixed maturities..................................................     (6,444)    (15,729)     (1,249)
           Net (purchases) or sales of short term investments................          -       5,000        (825)
       Other, net............................................................          -        (396)         -
                                                                               _________   _________   _________

                   Net cash provided (used) in investing activities..........    (12,075)      6,762       6,155
                                                                               _________   _________   _________

     Cash flows from financing activities:
         Issuance of debt securities.........................................         -      300,000          -
         Borrowings under credit facility....................................    150,000          -      150,000
         Increase (decrease) in notes payable................................    (19,000)   (112,400)     23,900
         Dividends to shareholders...........................................    (28,801)    (27,361)    (25,818)
         Acquisition of treasury stock.......................................     (7,230)     (2,621)     (7,256)
         Repayment of long-term debt.........................................   (100,000)   (200,000)   (150,000)
         Other, net..........................................................      5,998       5,959       2,966
                                                                               _________   _________   _________

                   Net cash provided (used) in financing activities..........        967     (36,423)     (6,208)
                                                                               _________   _________   _________

           Net change in cash................................................      3,479          88       3,050
         Cash at beginning of year...........................................      5,870       5,782       2,732
                                                                               _________   _________   _________

         Cash at end of year.................................................  $   9,349   $   5,870  $    5,782
                                                                               =========   =========   =========

Note 15. Condensed Quarterly Results of Operations (Unaudited)

     The quarterly results of consolidated operations for the two years ended December 31, 1994 are presented below (in thousands of dollars except per share amounts):


                                                       Three Months Ended                          Three Months Ended
                                             ______________________________________      ______________________________________

                                              March      June   September  December       March      June   September  December
                                             31, 1994  30, 1994  30, 1994  31, 1994      31, 1993  30, 1993  30, 1993  31, 1993
                                             ________  ________ _________  ________      ________  ________ _________  ________

 Total income............................... $390,722  $428,875  $413,787  $417,803      $382,812  $407,119  $397,445  $412,662
 Total benefits and expenses................  354,425   391,298   375,398   383,069       352,071   371,275   353,173   371,948
                                             ________  ________  ________  ________      ________  ________  ________  ________

 Income from operations
  before related income taxes...............   36,297    37,577    38,389    34,734        30,741    35,844    44,272    40,714

 Provision for income taxes.................   12,673    13,413    12,879    11,847        10,279    12,110    17,744    14,281
                                             ________  ________  ________  ________      ________  ________  ________  ________

   Net income............................... $ 23,624  $ 24,164  $ 25,510  $ 22,887      $ 20,462  $ 23,734  $ 26,528  $ 26,433
                                             ========  ========  ========  ========      ========  ========  ========  ========


     Net income per share.................   $   1.03  $   1.05  $   1.10  $   1.00      $    .90  $   1.03  $   1.16  $   1.16
                                             ========  ========  ========  ========      ========  ========  ========  ========
