Form 10-K/A
period 1994-12-31
USLIFE CORP
filed 1995-04-05
CIK 102420

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

                          USLIFE Corporation

                              Form 10K/A
              For the Fiscal Year Ended December 31, 1994
                            Amendment No. 1

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


Date:  April 3, 1995


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

 99  (i)            -  Annual  Report  on  Form  11-K  of  USLIFE  Corporation
                    Employee Savings and Investment Plan for the plan year ended December 31, 1994.

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