Form 10-Q
period 1995-03-31
USLIFE CORP
filed 1995-05-11
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995      or
                               ______________

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

The number of shares outstanding of the Registrant's Common Stock as of May 2, 1995 was 22,920,949.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  March 31, 1995 and December 31, 1994...................      3

  Summary Statements of Consolidated Net Income -
  For the Three Months Ended March 31, 1995 and 1994.....      5

  Statements of Consolidated Cash Flows -
  For the Three Months Ended March 31, 1995 and 1994.....      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     11

  Other Financial Information............................     21


Part II - Other Information..............................     22


Signatures...............................................     23

                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                   March 31, 1995 and December 31, 1994
           (Dollar amounts in thousands except per share data)


                                                  March 31, 1995       December 31, 1994
                                                  ______________       _________________
Assets
______

Cash:

  On hand and in demand accounts.............         $   55,460           $   51,878

  Restricted funds held in escrow, etc. .....              1,841                1,653
                                                      __________           __________

                                                          57,301               53,531
                                                      __________           __________

Invested assets (Notes 1 and 2):

  Fixed maturities available for sale, at
   market (cost, March 31, 1995, $5,334,122;
   December 31, 1994, $5,190,230)............          5,267,180            4,937,867

  Equity securities, at market (cost,
   March 31, 1995, $5,580; December
   31, 1994, $5,344).........................              4,985                4,583

  Mortgage loans.............................            306,625              319,618

  Policy loans...............................            281,633              283,088

  Real estate................................             33,616               41,688

  Other long term investments................              7,491                7,400

  Short term investments.....................            103,502              129,335
                                                      __________           __________

    Total invested assets....................          6,005,032            5,723,579

                                                      __________           __________

    Total cash and invested assets...........          6,062,333            5,777,110
                                                      __________           __________

Deferred policy acquisition costs
  (Note 2)...................................            760,139              793,145

Other receivables (net)......................            345,498              331,035

Property and equipment (net of accumulated
  depreciation of $38,393 at March 31, 1995
  and $37,367 at December 31, 1994)..........             11,989               11,953

Prepaid expenses, deferred charges and
     other assets............................             90,191               91,019
                                                      __________           __________

     Total assets............................         $7,270,150           $7,004,262
                                                      ==========           ==========


See accompanying notes to financial statements.

                      USLIFE Corporation and Subsidiaries

                    Consolidated Balance Sheets (Unaudited)
                     March 31, 1995 and December 31, 1994
              (Dollar amounts in thousands except per share data)
                                  (continued)
                                                                March            December
                                                               31, 1995          31, 1994
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,548,301        $1,531,996
Policyholder account balances............................      3,687,623         3,641,393
Supplementary contracts without life contingencies.......          9,202             8,329
Policyholder dividend accumulations......................         20,221            20,178
Policy and contract claims...............................        153,106           155,048
Other policy and contract liabilities....................         31,302            31,265
Notes payable............................................        216,000           196,500
Long term debt...........................................        349,392           349,360
Federal income taxes (current and deferred)..............        (12,500)          (69,018)
Accounts payable and accrued liabilities.................        272,706           250,577
                                                              __________        __________
     Total liabilities...................................      6,275,353         6,115,628
                                                              __________        __________

Deferred income..........................................          9,694            10,746
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,484
      shares (December 31, 1994, 4,653 shares)...........            448               465
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 1,868
      shares (December 31, 1994, 2,003 shares)...........             93               100
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,648 shares, issued; none
      (December 31, 1994; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      60,000,000 shares, issued: 38,312,919 shares
      (December 31, 1994, 38,310,490 shares).............         38,313            38,310
Paid-in surplus..........................................        132,741           131,823
Net unrealized losses on securities (Note 2).............        (67,649)         (156,248)
Retained earnings........................................      1,226,824         1,210,078
                                                              __________        __________
                                                               1,330,770         1,224,528

Less:  Treasury stock, at cost - March 31, 1995:
         15,439,847 Common shares; December 31, 1994:
         15,493,148 Common shares........................        339,416           339,972

       Deferred compensation.............................          6,251             6,668
                                                              __________        __________

Total Equity Capital.....................................        985,103           877,888
                                                              __________        __________

Total liabilities and Equity Capital.....................     $7,270,150        $7,004,262
                                                              ==========        ==========

Equity Capital per share (Note 3)........................         $42.69            $38.15
                                                                  ======            ======

See accompanying notes to financial statements.

                             USLIFE Corporation and Subsidiaries

                  Summary Statements of Consolidated Net Income (Unaudited)
                     For the Three Months Ended March 31, 1995 and 1994
                           (Amounts in thousands except per share)
                                                               Three Months Ended March 31
                                                               ____________________________
                                                                  1995               1994
                                                                 ______             ______
REVENUES:
   Premiums.................................................   $  232,736        $  227,196
   Other considerations.....................................       57,884            44,530
   Net investment income....................................      120,338           111,419
   Realized gains on investments............................          397               403
   Other income.............................................        7,474             7,174
                                                               __________        __________
      Total revenues........................................      418,829           390,722
                                                               __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries..............      180,527           180,262
   Commissions, net of deferred expenses....................       37,402            35,679
   Other expenses and taxes, net of deferred expenses.......       45,557            41,466
   Increase in liability for future policy benefits.........       16,106             3,682
   Interest credited to policyholder account balances.......       50,953            46,782
   Amortization of deferred policy acquisition costs........       40,983            37,650
   Interest expense.........................................        9,671             7,981
   Dividends to policyholders...............................          861               923
                                                               __________        __________
      Total benefits and expenses...........................      382,060           354,425
                                                               __________        __________

Income from operations before Federal income taxes..........       36,769            36,297

Provision for income taxes..................................       12,479            12,673
                                                               __________        __________

Net income..................................................   $   24,290        $   23,624
                                                               ==========        ==========


Net income per share (Note 4)...............................   $   1.05          $   1.03
                                                               ==========        ==========

Dividends per share:

   Common...................................................   $    .33          $    .31
                                                               ==========        ==========

   Preferred Series A.......................................   $   1.125         $   1.125
                                                               ==========        ==========

   Preferred Series B.......................................   $   1.25          $   1.25
                                                               ==========        ==========


   See accompanying notes to financial statements.

                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                         For the Three Months Ended March 31, 1995 and 1994

                                       (Amounts in Thousands)
                                                                     Three Months Ended March 31
                                                                    _____________________________
                                                                         1995            1994
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   24,290      $   23,624
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         14,200           4,385
         Interest credited to policyholder account balances....         50,953          46,782
         Amounts assessed from policyholder account balances...        (39,131)        (34,719)
         Additions to deferred policy acquisition costs........        (52,831)        (40,665)
         Amortization of deferred policy acquisition costs.....         40,983          37,650
         Additions to deferred charges.........................           (851)         (1,683)
         Deferred Federal income taxes.........................         (1,468)         (5,084)
         Depreciation and amortization.........................          3,116           3,134
         Change in amounts due policyholders...................         (1,359)          3,591
         Change in other liabilities and amounts receivable....          5,743          14,084
         Net realized capital gains............................           (397)           (403)
         Change in restricted cash.............................           (188)         (2,441)
         Change in current Federal income tax liability........         10,278          17,757
         Other, net............................................         (1,439)            895
                                                                    ___________     ___________
              Total adjustments................................         27,609          43,283
                                                                    ___________     ___________
                   Net cash provided by operating activities...         51,899          66,907
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................          1,455          (1,122)
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        102,780         272,701
           Equity securities...................................            116             112
           Mortgage loan principal receipts....................         18,708          16,135
           Real estate.........................................          7,980             181
           Other long term investments.........................            627              99
       Expenditures for property and equipment.................         (1,084)           (844)
       Cost of investments purchased:
           Fixed maturities....................................       (247,092)       (359,683)
           Mortgage loans......................................         (5,706)         (2,100)
           Real estate.........................................           (496)           (283)
           Other long term investments.........................             --             (91)
           Net sales or (purchases) of short term investments..         25,833         (60,864)
         Other, net............................................          1,214            (202)
                                                                    ___________     ___________
                   Net cash used in investing activities.......        (95,665)       (135,961)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Increase in notes payable.............................         19,500          14,000
         Dividends to shareholders.............................         (7,544)         (7,033)
         Acquisition of treasury stock.........................           (890)           (982)
         Change in policyholder account balances...............         34,380          50,649
         Other, net............................................          1,902           1,852
                                                                    ___________     ___________
                   Net cash provided by financing activities...         47,348          58,486
                                                                    ___________     ___________
           Net change in cash..................................          3,582         (10,568)
         Cash at beginning of year.............................         51,878          60,321
                                                                    ___________     ___________
         Cash at end of period.................................     $   55,460      $   49,753
                                                                    ===========     ===========

                  See accompanying notes to financial statements.

               USLIFE Corporation and Subsidiaries

                  Notes to Financial Statements


Note 1.  Change in Accounting Principles

Effective as of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), entitled "Accounting by Creditors for Impairment of a Loan," as modified by FASB Statement No. 118, "Accounting by Creditors for
Impairment of a Loan - Income Recognition and Disclosures." These Statements require a writedown to fair value, as defined by Statement No. 114, for certain mortgage loans and similar investments where impairment results in a change in repayment terms. The adoption of these Statements did not have a material impact on the Company's reported financial position or results of operations.


Note 2.  Investments

The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result  in  the  selection  of  investments  for  sale  prior  to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire Fixed Maturity portfolio is classified as "available for sale" and is carried in the accompanying balance sheets at market value. The Company's investments in preferred stocks (other than redeemable preferred stocks) and common stocks ("Equity Securities") are also carried at market value in the accompanying balance sheets. Unrealized gains and losses on "available for sale" securities, except those relating to a reduction in value determined to be other than temporary, are recorded as direct charges or credits to "Net unrealized gains (losses) on securities" included in Equity Capital. The cost and market value of the Company's consolidated investments in Fixed Maturities and Equity Securities at March 31, 1995 and December 31, 1994 are presented below:

                                                                             Net
                                                 Adjusted                 Unrealized
                                                   Cost         Market       Loss
                                                ___________   _________   __________

                                                       (Amounts in Thousands)
March 31, 1995:
  Fixed Maturities.........................     $5,334,122   $5,267,180    $ (66,942)
  Equity Securities........................          5,580        4,985         (595)
                                                                           __________
                                                                             (67,537)
  Adjustment of deferred policy acquisition
   costs relating to market value
   adjustment for certain fixed maturities                                   (39,033)

  Adjustment of certain policyholder
   liabilities relating to market value
   adjustment for certain fixed maturities                                     2,495

  Tax effect...............................                                   36,426
                                                                           __________
   Net unrealized loss on securities
    included in Equity Capital.............                                $ (67,649)
                                                                           ==========

December 31, 1994:
  Fixed Maturities.........................     $5,190,230   $4,937,867    $(252,363)
  Equity Securities........................          5,344        4,583         (761)
                                                                           __________
                                                                            (253,124)
  Adjustment of deferred policy acquisition
   costs relating to market value
   adjustment for certain fixed maturities                                     5,821

  Adjustment of certain policyholder
   liabilities relating to market value
   adjustment for certain fixed maturities                                     6,921

  Tax effect...............................                                   84,134
                                                                           __________
   Net unrealized loss on securities
    included in Equity Capital.............                                $(156,248)
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

At March 31, 1995, consolidated invested assets included $235 million (at market, approximately equal to adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Based on market value, these securities represent 3% of consolidated total assets at that date. Approximately $7 million of these investments (at market; adjusted cost $8 million) are in default at March 31, 1995. Also at March 31, 1995, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $11 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $24 million.

Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of March 31, 1995 and December 31, 1994, the number of such shares used for this purpose was 23.076 million and
23.010 million, respectively.


Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the three month periods ended March 31, 1995 and 1994:


                                                           Three Months Ended
                                                                March 31
                                                           __________________

                                                            1995         1994
                                                            ____         ____

                                                     (Shares and Amounts in Thousands
                                                          except Per Share data)
    Net income.........................................   $ 24,290     $ 23,624
                                                          ========     ========

    Weighted average common shares
      outstanding, net of treasury shares..............     22,845       22,661
    Add - common share equivalents of:
      Preferred Stock - Series A.......................         37           39
      Preferred Stock - Series B.......................         15           16
      Outstanding stock options - treasury stock method        152          206
                                                            ______       ______

    Total common shares and common equivalent shares...     23,049       22,922
                                                            ======       ======


    Net income per share...............................     $ 1.05       $ 1.03
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

                                          March 31,      December
                                            1995         31, 1994
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $  8,637      $  8,865
Other reinsurance recoverable amounts...    129,090       128,252
                                           ________      ________

                                           $137,727      $137,117
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                     Three Months Ended March 31
                                                     ___________________________

                                                       1995               1994
                                                     ________           ________

                                                       (Amounts in Thousands)

    Premiums, before reinsurance ceded.........      $250,796           $243,940
    Premiums ceded.............................        18,060             16,744
                                                     ________           ________
    Net premiums...............................      $232,736           $227,196
                                                     ========           ========


    Other considerations, before reinsurance
       ceded...................................      $ 61,914           $ 48,020
    Other considerations ceded.................         4,030              3,490
                                                     ________           ________
    Net other considerations...................      $ 57,884           $ 44,530
                                                     ========           ========



    Benefits to policyholders and beneficiaries,
      before reinsurance recoveries............      $192,942           $196,042
    Reinsurance recoveries.....................        12,415             15,780
                                                     ________           ________
    Benefits to policyholders and beneficiaries,
      net of reinsurance recoveries............      $180,527           $180,262
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

Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable and amounts due policyholders, all of which are subject to random fluctuations from the timing of securities transaction settlements, claims payments and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first quarter of 1995 was $57.7 million.

On a consolidated basis, net cash provided by operating activities amounted to $51.9 million for the first quarter of 1995, compared to $66.9 million for the corresponding period of 1994. As indicated above, these amounts reflect changes in accounts that are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $47.5 million in the first quarter of 1995 versus $49.2 million in the corresponding 1994 period.

First quarter 1995 cash flows from operating activities included $14.2 million from the change in liability for future policy benefits, versus $4.4 million in the corresponding 1994 period, reflecting increased sales of term insurance and single premium immediate annuities in the first quarter of 1995.

Interest credited to policyholder account balances increased to $51.0 million in the first quarter of 1995 versus $46.8 million in the corresponding 1994 period, reflecting the increase in policyholder account balances relating to individual annuities and universal life insurance contracts. The portion of policyholder account balances relating to individual annuities was approximately $1.8 billion at March 31, 1995 versus $1.7 billion at March 31, 1994, with the balance relating to universal life insurance contracts.

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

The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders were experienced, the cash flow requirements associated with such surrenders could conceivably require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. Any additional cash flow requirements would be met through the sources of liquidity described earlier.

Net additions to deferred policy acquisition costs amounted to $11.8 million in the 1995 period versus $3.0 million in the 1994 period. The increase of approximately $9 million came primarily from greater individual life insurance sales in the 1995 period. New annualized premiums for traditional individual life products (primarily term insurance) increased $5.4 million or 49% over the corresponding 1994 period, while sales of interest-sensitive life insurance products increased $4.4 million or 32% over that period.

Net cash used in investing activities amounted to $95.7 million in the first quarter of 1995, compared to $136.0 million in the corresponding 1994 period. The decrease reflected a greater level of individual annuity surrenders during the first quarter of 1995 which reduced the increase in policyholder account balances. The increase in policyholder account balances amounted to $34.4 million in the first quarter of 1995, versus $50.6 million in the corresponding 1994 period, despite the aforementioned increase in interest sensitive life insurance sales which was accompanied by an increase of about $8 million in individual annuity gross deposits. The impact of these sales results was offset by an increase in individual annuity surrender benefits from $38 million in the 1994 period to $65 million in the first quarter of 1995, reflecting factors including a greater volume of annuity contracts in force and increased interest rates available to consumers on certain alternative investments. It should be noted that the major portion of these surrenders resulted in imposition of a surrender charge by the Company as contractually permitted and consequently, these surrenders did not have an adverse impact upon first quarter 1995 consolidated results of operations.

The $102.8 million and $272.7 million disposals of fixed maturity investments included in cash flows from investing activities for the first quarter of 1995 and 1994 included, respectively, $19 million and $112 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain lower yielding securities with the objective of reinvestment of proceeds in securities of similar quality, with higher available interest rates, and sales of certain non-performing securities. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments.

Net cash flows provided by consolidated financing activities amounted to $47.3 million in the first quarter of 1995 versus $58.5 million in the corresponding 1994 period, reflecting the smaller 1995 period increase in policyholder account balances discussed above.

Cash flows from financing activities for the first quarter of 1995 reflect a $19.5 million increase in notes payable, compared to a $14.0 million increase in the 1994 period. These increases in notes payable related primarily to working capital requirements.

At March 31, 1995, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with four banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $66.0 million. The Company's remaining short term borrowings at March 31, 1995 consisted of $150 million outstanding under a revolving credit agreement with The Bank of New York. In April 1995, the term of the latter agreement was extended to April 1996.

Also at  March 31,  1995, the  Company had  available a bank revolving credit agreement which provides term loan borrowing facilities up to $100 million, under which no borrowings were outstanding. In February 1995, the term of this agreement was extended to February 1997.

The Company's short term borrowings are utilized primarily for working capital requirements.

Long term debt at March 31, 1995 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000. The Company has filed a shelf registration statement which permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder. The Company's remaining long term debt at March 31, 1995 consists of a $50 million issue of 9.15% Notes due 1999 which permits early repayment at the option of the Company, commencing in 1996.

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

Consolidated interest expense increased to $9.7 million in the first quarter of 1995 from $8.0 million in the corresponding 1994 period, primarily as a result of an increase of more than 250 basis points in interest rates applicable to the Company's short term borrowings. Dividends paid on the Company's outstanding stock issues amounted to $7.5 million in the first quarter of 1995 versus $7.0 million in the first quarter of 1994, reflecting the increase in common stock quarterly dividends per share from 31 cents to 33 cents in late 1994.



Results of Operations
_____________________


Three Months Ended March 31, 1995 compared to
Three Months Ended March 31, 1994

For the three months ended March 31, 1995, net income amounted to $24.3 million versus $23.6 million for the comparable period of 1994, an increase of $666 thousand or 2.8%.

Net income for the first quarter of 1995 and 1994 included net capital gain transactions with an after-tax impact of $258 thousand and $261 thousand, respectively. Capital gains and losses during the first quarter of 1995 reflect disposals of non-performing securities with adjusted cost of approximately $12 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $12 million. Since reserves had been previously recorded to recognize the reduction in value of these investments, these disposals did not have a material impact on current reported results. The net capital gains reported for the 1994 period reflected $6 million pre-tax gains on disposals of fixed maturity investments, which were essentially offset by additions to valuation reserves for certain investments with loss exposure.

Excluding the capital gains and losses discussed above, consolidated after-tax income amounted to $24.0 million for the first quarter of 1995 versus $23.4 million for the corresponding 1994 period, an increase of $669 thousand or 2.9%. On a similar basis, after-tax income of the life insurance subsidiaries increased $2.5 million or 8.0%. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $10.2 million in the first quarter of 1995 versus $8.3 million for the comparable 1994 period, resulting in a negative comparative impact of approximately $2 million on after-tax consolidated results that partially offset the improvement in life insurance subsidiary results.

The improvement in life insurance subsidiary results came primarily from increases in pre-tax profits from the individual life and annuity product line and employer/association group life insurance products, partially offset by less favorable results from the credit life insurance and group health insurance lines.

The negative variance in corporate charges reflected increased interest expense at the corporate level. The Company's consolidated interest expense, which increased to $9.7 million in the first quarter of 1995 from $8.0 million in the corresponding 1994 period, relates to borrowings at the parent company level for general corporate purposes including treasury stock repurchases. As discussed under "Financial Condition," an increase of more than 250 basis points in interest rates applicable to the Company's short term borrowings was the primary cause of the increase in interest expense for the first quarter.

A  discussion   of  the  Company's  various  product  lines,
excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $49.4 million for the first quarter of 1995 versus $44.7 million for the corresponding 1994 period. The increase of $4.8 million or 10.7% reflected contributions from major sources of profit including mortality experience, investment income and expense absorption.

A pre-tax loss of $565 thousand was reported for credit life insurance coverages for the first quarter of 1995, versus a pre-tax profit of $581 thousand in the corresponding 1994 period. The negative variance of $1.1 million came primarily from poor mortality experienced in a number of large accounts during the first quarter of 1995 that previously had favorable experience. Management believes that the current period experience represents a random adverse fluctuation.

Pre-tax profits  from the  Company's  group  life  insurance lines of business amounted to $1.8 million for the first quarter of 1995, versus a pre-tax loss of approximately $500 thousand for the corresponding 1994 period, for a positive variance of $2.3 million. Pre-tax income from employer/association group life insurance products increased approximately $1.7 million, from $179 thousand in the first quarter of 1994 to $1.9 million in the 1995 period, on improved mortality experience. A favorable variance of about $600 thousand from the Company's other group life insurance lines, including mortgage life insurance and specialty coverages, accompanied the improved employer/association group life results.

The Company's group health insurance lines of business reported a pre-tax loss of approximately $600 thousand for the first quarter of 1995 versus a pre-tax profit of $2.3 million for the corresponding 1994 period. The negative variance of $2.9 million was primarily attributed to the employer/association health insurance line, which reported a pre-tax loss of $381 thousand for the 1995 period versus a pre-tax profit of $2.3 million a year ago.

Premium revenues on employer/association health insurance products declined from $98 million in the first quarter of 1994 to $92 million in the 1995 period, with the decline primarily attributed to small group major medical cases. Since the major portion of the Company's major medical business has consisted primarily of "indemnity" coverages, a shift in market emphasis to managed care products arising from legislation in New York and New Jersey resulted in a reduction of new sales as well as erosion of business in force. The Company's decision in late 1993 to restrict major medical sales to states where it has a significant amount of in-force business also contributed to the decline in revenues.

Although the Company has initiated expense reduction measures to alleviate the impact of reduced group health revenues, the revenue decline outpaced reductions in overhead and other expenses during the first quarter, resulting in a reported pre-tax loss. Continuing this strategy of expense reduction, the Company is in process of consolidating its claims offices. Although this action is expected to result in certain transition costs prior to realization of intended cost savings, it is not anticipated to have a material adverse impact on consolidated results of operations for the year 1995. The Company has refined its "ancillary" group products, such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines, and is introducing new managed care products and networks in several states with the objective of improving its competitive position.

Total revenues of the life insurance subsidiaries in the 1995 period amounted to $413.7 million, an increase of $28.3 million or 7.3% over the same period of 1994, primarily on increases of $18.0 million (or 6.6%) and $8.7 million (or 8.1%) in premiums and considerations and net investment income, respectively.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line. Premiums and other considerations from individual life insurance and annuity products amounted to $120 million in the 1995 period, compared to $102 million in the 1994 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales during the first quarter of 1995.

Net premium income on credit life and disability products increased $2.6 million to $29.0 million in the first quarter of 1995, primarily on increased written premium for credit disability products. As previously discussed, the decrease in employer/association group health insurance premiums reflected the impact of reduced sales and erosion of business in force on small-group major medical cases.

Net investment income of the life insurance subsidiaries increased $8.7 million, as noted above, reflecting a larger investment base in the 1995 period. The pre-tax annualized yield was 7.92% in the 1995 period as compared to 7.90% in the first quarter of 1994. While interest rates available on investment securities have fluctuated in recent quarters, they were generally higher during the first quarter of 1995 than the corresponding 1994 period. It should be noted that the Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return.

Total  benefits   and  expenses   of  the   life   insurance
subsidiaries increased $25.0 million or 7.4% over the same period of 1994.

Benefits to policyholders and beneficiaries amounted to $180.5 million in the 1995 period, approximately equal to the $180.6 million reported for the first quarter of 1994. An increase of $1.4 million or 18.3% in death benefits on credit life insurance, reflecting the previously discussed mortality fluctuation, was accompanied by volume related increases in benefits for individual life insurance products and various other lines. However, these increases were essentially offset by a $6.7 million decrease in employer/association group health benefits reflecting the decline in volume on that line.

Interest credited to policyholder account balances increased $4.2 million (or 8.9%) over the first quarter of 1994. This increase reflected the greater volume of universal life-type and individual annuity contracts in the 1995 period as well as increases in rates of interest offered, initiated during the second half of 1994, on substantially all of the Company's deferred annuities. Increases in renewal rates of interest on these annuities became effective January 1, 1995 or are effective at contract anniversary, based on type of contract.

Interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, typically ranged from 4.5% to 4.8% during the 1994 period and from 4.8% to 5.5% during the 1995 period, depending on type of contract and period of issue. The prospective impact of rate adjustments for interest sensitive products on reported results will be dependent upon future sales, surrender levels, and investment portfolio yield. Interest rates credited on the Company's universal life insurance contracts typically ranged from 6.0% to 7.0% during both the 1994 and 1995 periods.

An increase in future policy benefits of $16.1 million was recorded for the 1995 period, versus $3.7 million for the corresponding 1994 period, with the $12.4 million variance primarily associated with the increase in premiums on traditional individual life insurance coverages.

Amortization of deferred policy acquisition costs increased to $41.0 million in the 1995 period from $37.7 million in the corresponding 1994 period, reflecting various factors including the increased volume of individual life and annuity business in force during the 1995 period.

An aggregate increase of $5.3 million or 7.9% in commissions, general expenses, and insurance taxes and licenses reflected increased volume in the individual life insurance and annuity product line as well as the increased premium income on credit life and disability insurance products.

At March 31, 1995, consolidated invested assets included approximately $235 million (at market) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 3% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets such as property and equipment, and certain intangible assets, be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. When recoverability standards specified in the Statement are not met, a writedown of the covered assets may be required. The Statement does not apply to various classes of assets including the Company's investment securities and deferred policy acquisition costs, which will continue to be evaluated based on previously established accounting standards. Statement No. 121 must be adopted by calendar year enterprises no later than 1996. Due to the recent issuance of this Statement, the Company has not yet completed its analysis of the prospective impact, if any, of these accounting standards on its reported financial position and results of operations.

                   OTHER FINANCIAL INFORMATION




The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of March 31, 1995 and December 31, 1994, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1995 and 1994, have been included in the accompanying financial statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

                   Part II - Other Information

Item 1.  Legal Proceedings
         _________________

On March 1, 1995, a purported class action (Grant, et. al. v. USLIFE Credit Life Insurance Company and Security of America Life Insurance Company) was filed in the Chancery Division, Circuit Court of Cook County, Illinois. The Complaint alleges that the defendant companies, which are subsidiaries of USLIFE
Corporation, sold single premium credit life and credit disability insurance policies to second mortgage borrowers and that when some second mortgage loans were prepaid defendants failed to refund unearned premiums to insureds. The Complaint contains claims for damages for fraud, unfair and deceptive acts and practices, breach of contract, conversion and unjust enrichment, and seeks compensatory and punitive damages, and costs. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.


Item 6.  Exhibits and Reports on Form 8-K
         ________________________________


(a)  Exhibits

Exhibit No.
___________

27       Financial Data Schedule

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


  May 10, 1995                      By /s/ Greer F. Henderson

____________________                _____________________________

        Date                             Greer F. Henderson
                                          Vice Chairman and
                                        Chief Financial Officer