Form 10-Q
period 1995-06-30
USLIFE CORP
filed 1995-08-10
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995      or
                               _____________

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

The number of shares outstanding of the Registrant's Common Stock as of August 2, 1995 was 22,912,944.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  June 30, 1995 and December 31, 1994....................      3

  Summary Statements of Consolidated Net Income -
  For the Six Months and Three Months Ended
  June 30, 1995 and 1994.................................      5

  Statements of Consolidated Cash Flows -
  For the Six Months Ended June 30, 1995 and 1994........      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     12

  Other Financial Information............................     26


Part II - Other Information..............................     27


Signatures...............................................     30

                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                   June 30, 1995 and December 31, 1994
           (Dollar amounts in thousands except per share data)


                                                   June 30, 1995       December 31, 1994
                                                   _____________       _________________
Assets
______

Cash:

  On hand and in demand accounts.............         $   49,554           $   51,878

  Restricted funds held in escrow, etc. .....              2,528                1,653
                                                      __________           __________

                                                          52,082               53,531
                                                      __________           __________

Invested assets (Notes 1 and 2):

  Fixed maturities available for sale, at
   market (cost, June 30, 1995, $5,420,822;
   December 31, 1994, $5,190,230)............          5,672,606            4,937,867

  Equity securities, at market (cost,
   June 30, 1995, $5,722; December
   31, 1994, $5,344).........................              5,291                4,583

  Mortgage loans.............................            302,489              319,618

  Policy loans...............................            284,057              283,088

  Real estate................................             31,153               41,688

  Other long term investments................              6,936                7,400

  Short term investments.....................             84,989              129,335
                                                      __________           __________

    Total invested assets....................          6,387,521            5,723,579

                                                      __________           __________

    Total cash and invested assets...........          6,439,603            5,777,110
                                                      __________           __________

Deferred policy acquisition costs
  (Note 2)...................................            708,711              793,145

Other receivables (net)......................            345,531              331,035

Property and equipment (net of accumulated
  depreciation of $39,606 at June 30, 1995
  and $37,367 at December 31, 1994)..........             11,472               11,953

Prepaid expenses, deferred charges and
     other assets............................             90,891               91,019
                                                      __________           __________

     Total assets............................         $7,596,208           $7,004,262
                                                      ==========           ==========


See accompanying notes to financial statements.


                                                                 June            December
                                                               30, 1995          31, 1994
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,584,316        $1,531,996
Policyholder account balances............................      3,724,079         3,641,393
Supplementary contracts without life contingencies.......         19,620             8,329
Policyholder dividend accumulations......................         20,214            20,178
Policy and contract claims...............................        146,368           155,048
Other policy and contract liabilities....................         32,771            31,265
Notes payable............................................        227,700           196,500
Long term debt...........................................        349,425           349,360
Federal income taxes (current and deferred)..............         59,737           (69,018)
Accounts payable and accrued liabilities.................        266,906           250,577
                                                              __________        __________
     Total liabilities...................................      6,431,136         6,115,628
                                                              __________        __________

Deferred income..........................................          8,390            10,746
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,484
      shares (December 31, 1994, 4,653 shares)...........            448               465
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 1,862
      shares (December 31, 1994, 2,003 shares)...........             93               100
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,654 shares, issued; none
      (December 31, 1994; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      60,000,000 shares, issued: 38,312,966 shares
      (December 31, 1994, 38,310,490 shares).............         38,313            38,310
Paid-in surplus..........................................        134,787           131,823
Net unrealized gains (losses) on securities (Note 2).....         86,475          (156,248)
Retained earnings........................................      1,245,425         1,210,078
                                                              __________        __________
                                                               1,505,541         1,224,528

Less:  Treasury stock, at cost - June 30, 1995:
         15,412,443 Common shares; December 31, 1994:
         15,493,148 Common shares........................        340,738           339,972

       Deferred compensation.............................          8,121             6,668
                                                              __________        __________

Total Equity Capital.....................................      1,156,682           877,888
                                                              __________        __________

Total liabilities and Equity Capital.....................     $7,596,208        $7,004,262
                                                              ==========        ==========

Equity Capital per share (Note 3)........................         $49.99            $38.15
                                                                  ======            ======


                                             USLIFE Corporation and Subsidiaries

                                  Summary Statements of Consolidated Net Income (Unaudited)
                               For the Six Months and Three Months Ended June 30, 1995 and 1994
                                           (Amounts in thousands except per share)

                                                                 Six Months Ended June 30        Three Months Ended June 30
                                                               ____________________________     ____________________________
                                                                  1995               1994          1995               1994
                                                                 ______             ______        ______             ______
REVENUES:
   Premiums.................................................   $  489,221        $  485,894     $  256,485        $  258,698
   Other considerations.....................................      114,514            92,237         56,630            47,707
   Net investment income....................................      242,148           226,213        121,810           114,794
   Realized gains on investments............................          467               495             70                92
   Other income.............................................       15,670            14,758          8,196             7,584
                                                               __________        __________     __________        __________
      Total revenues........................................      862,020           819,597        443,191           428,875
                                                               __________        __________     __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries..............      356,428           366,077        175,901           185,815
   Commissions, net of deferred expenses....................       74,127            70,646         36,725            34,967
   Other expenses and taxes, net of deferred expenses.......       92,259            85,137         46,702            43,671
   Increase in liability for future policy benefits.........       56,091            32,589         39,985            28,907
   Interest credited to policyholder account balances.......      103,280            94,470         52,327            47,688
   Amortization of deferred policy acquisition costs........       81,726            78,389         40,743            40,739
   Interest expense.........................................       19,631            16,566          9,960             8,585
   Dividends to policyholders...............................        1,694             1,849            833               926
                                                               __________        __________     __________        __________
      Total benefits and expenses...........................      785,236           745,723        403,176           391,298
                                                               __________        __________     __________        __________

Income from operations before Federal income taxes..........       76,784            73,874         40,015            37,577

Provision for income taxes..................................       26,327            26,086         13,848            13,413
                                                               __________        __________     __________        __________

Net income..................................................   $   50,457        $   47,788     $   26,167        $   24,164
                                                               ==========        ==========     ==========        ==========


Net income per share (Note 4)...............................   $   2.18          $   2.08       $   1.13          $   1.05
                                                               ==========        ==========     ==========        ==========

Dividends per share:

   Common...................................................   $    .66          $    .62       $    .33          $    .31
                                                               ==========        ==========     ==========        ==========

   Preferred Series A.......................................   $   2.25          $   2.25       $   1.125         $   1.125
                                                               ==========        ==========     ==========        ==========

   Preferred Series B.......................................   $   2.50          $   2.50       $   1.25          $   1.25
                                                               ==========        ==========     ==========        ==========


   See accompanying notes to financial statements.

                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                          For the Six Months Ended June 30, 1995 and 1994

                                       (Amounts in Thousands)

                                                                      Six Months Ended June 30
                                                                    ____________________________
                                                                         1995            1994
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   50,457      $   47,788
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         48,114          26,804
         Interest credited to policyholder account balances....        103,280          94,470
         Amounts assessed from policyholder account balances...        (79,683)        (70,658)
         Additions to deferred policy acquisition costs........       (116,432)        (95,099)
         Amortization of deferred policy acquisition costs.....         81,726          78,389
         Additions to deferred charges.........................         (3,001)         (3,153)
         Deferred Federal income taxes.........................         (2,284)         (7,809)
         Depreciation and amortization.........................          6,482           6,220
         Change in amounts due policyholders...................          4,613          11,738
         Change in other liabilities and amounts receivable....         (6,236)          8,217
         Net realized capital gains............................           (467)           (495)
         Change in restricted cash.............................           (875)           (942)
         Change in current Federal income tax liability........            341          (1,606)
         Other, net............................................         (4,101)           (727)
                                                                    ___________     ___________
              Total adjustments................................         31,477          45,349
                                                                    ___________     ___________
                   Net cash provided by operating activities...         81,934          93,137
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................           (969)           (420)
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        230,045         376,245
           Equity securities...................................            291             169
           Mortgage loan principal receipts....................         26,236          30,479
           Real estate.........................................          8,276           1,673
           Other long term investments.........................            583             114
       Expenditures for property and equipment.................         (1,893)         (1,883)
       Cost of investments purchased:
           Fixed maturities....................................       (461,103)       (642,878)
           Mortgage loans......................................         (5,706)         (6,101)
           Real estate.........................................           (814)           (626)
           Other long term investments.........................            (15)           (105)
           Net sales or (purchases) of short term investments..         44,346         (20,793)
         Other, net............................................          1,736            (201)
                                                                    ___________     ___________
                   Net cash used in investing activities.......       (158,987)       (264,327)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Increase in notes payable.............................         31,200         145,000
         Repayment of long term debt...........................             --        (100,000)
         Dividends to shareholders.............................        (15,110)        (14,140)
         Acquisition of treasury stock.........................         (4,548)         (1,787)
         Change in policyholder account balances...............         58,988         135,131
         Other, net............................................          4,199           3,705
                                                                    ___________     ___________
                   Net cash provided by financing activities...         74,729         167,909
                                                                    ___________     ___________
           Net change in cash..................................         (2,324)         (3,281)
         Cash at beginning of year.............................         51,878          60,321
                                                                    ___________     ___________
         Cash at end of period.................................     $   49,554      $   57,040
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


Note 2.  Investments

The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result  in  the  selection  of  investments  for  sale  prior  to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire Fixed Maturity portfolio is classified as "available for sale" and is carried in the accompanying balance sheets at market value. The Company's investments in preferred stocks (other than redeemable preferred stocks) and common stocks ("Equity Securities") are also carried at market value in the accompanying balance sheets. Unrealized gains and losses on "available for sale" securities, except those relating to a reduction in value determined to be other than temporary, are recorded as direct charges or credits to "Net unrealized gains (losses) on securities" included in Equity Capital. The cost and market value of the Company's consolidated investments in Fixed Maturities and Equity Securities at June 30, 1995 and December 31, 1994 are presented below:


                                                                             Net
                                                                          Unrealized
                                                 Adjusted                    Gain
                                                   Cost         Market      (Loss)
                                                ___________   _________   __________

                                                       (Amounts in Thousands)
June 30, 1995:
  Fixed Maturities.........................     $5,420,822   $5,672,606    $ 251,784
  Equity Securities........................          5,722        5,291         (431)
                                                                           __________
                                                                             251,353
  Adjustment of deferred policy acquisition
   costs relating to market value
   adjustment for certain fixed maturities                                  (113,319)

  Adjustment of certain policyholder
   liabilities relating to market value
   adjustment for certain fixed maturities                                    (4,995)

  Tax effect...............................                                  (46,564)
                                                                           __________
   Net unrealized gain on securities
    included in Equity Capital.............                                $  86,475
                                                                           ==========

December 31, 1994:
  Fixed Maturities.........................     $5,190,230   $4,937,867    $(252,363)
  Equity Securities........................          5,344        4,583         (761)
                                                                           __________
                                                                            (253,124)
  Adjustment of deferred policy acquisition
   costs relating to market value
   adjustment for certain fixed maturities                                     5,821

  Adjustment of certain policyholder
   liabilities relating to market value
   adjustment for certain fixed maturities                                     6,921

  Tax effect...............................                                   84,134
                                                                           __________
   Net unrealized loss on securities
    included in Equity Capital.............                                $(156,248)
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

At June 30, 1995, consolidated invested assets included $251 million (at market; adjusted cost $240 million) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Based on market value, these securities represent 3% of consolidated total assets at that date. Approximately $21 million of these investments (at adjusted cost which approximates market) are in default at June 30, 1995. Also at June 30, 1995, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $6 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $17 million.

Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of June 30, 1995 and December 31, 1994, the number of such shares used for this purpose was 23.136 million and 23.010 million, respectively.


Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the six and three month periods ended June 30, 1995 and 1994:


                                                            Six Months Ended         Three Months Ended
                                                                 June 30                   June 30
                                                           __________________        __________________

                                                            1995         1994         1995         1994
                                                            ____         ____         ____         ____

                                                                   (Shares and Amounts in Thousands
                                                                       except Per Share data)
    Net income.........................................   $ 50,457     $ 47,788     $ 26,167     $ 24,164
                                                          ========     ========     ========     ========

    Weighted average common shares
      outstanding, net of treasury shares..............     22,871       22,755
    Add - common share equivalents of:
      Preferred Stock - Series A.......................         36           39
      Preferred Stock - Series B.......................         15           16
      Outstanding stock options - treasury stock method        184          171
                                                            ______       ______

    Total common shares and common equivalent shares...     23,106       22,981
                                                            ======       ======


    Net income per share...............................     $ 2.18       $ 2.08       $ 1.13       $ 1.05
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

                                           June 30,      December
                                             1995        31, 1994
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $  5,252      $  8,865
Other reinsurance recoverable amounts...    131,581       128,252
                                           ________      ________

                                           $136,833      $137,117
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                  Six Months Ended June 30       Three Months Ended June 30
                                                ___________________________      ___________________________

                                                  1995               1994          1995               1994
                                                ________           ________      ________           ________

        (Amounts in Thousands)

Premiums, before reinsurance ceded.........     $526,276           $524,756      $275,480           $280,816
Premiums ceded.............................       37,055             38,862        18,995             22,118
                                                ________           ________      ________           ________
Net premiums...............................     $489,221           $485,894      $256,485           $258,698

                                                ========           ========      ========           ========


Other considerations, before reinsurance
   ceded...................................     $122,429           $ 99,311      $ 60,515           $ 51,291
Other considerations ceded.................        7,915              7,074         3,885              3,584
                                                ________           ________      ________           ________
Net other considerations...................     $114,514           $ 92,237      $ 56,630           $ 47,707
                                                ========           ========      ========           ========



Benefits to policyholders and beneficiaries,
  before reinsurance recoveries............     $379,926           $397,764      $186,984           $201,722
Reinsurance recoveries.....................       23,498             31,687        11,083             15,907
                                                ________           ________      ________           ________
Benefits to policyholders and beneficiaries,
  net of reinsurance recoveries............     $356,428           $366,077      $175,901           $185,815
                                                ========           ========      ========           ========

Note 6.  Subsequent Event

On July 25, 1995, the Board of Directors of USLIFE Corporation approved a 3-for-2 split of the Company's common stock ($1.00 par value). As a result of this action, one additional share of USLIFE common stock will be distributed on or about September 22, 1995 for each two shares held, to shareholders of record at the close of business on September 1, 1995. There will be no change in the par value per share of the common stock.

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

Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable and amounts due policyholders, all of which are subject to random fluctuations from the timing of securities transaction settlements, claims payments and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first half of 1995 was $99.7 million.

On a consolidated basis, net cash provided by operating activities amounted to $81.9 million for the first half of 1995, compared to $93.1 million for the corresponding period of 1994. As indicated above, these amounts reflect changes in accounts that are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $83.6 million in the first half of 1995 versus $73.2 million in the corresponding 1994 period.

First half 1995 cash flows from operating activities included $48.1 million from the change in liability for future policy benefits, versus $26.8 million in the corresponding 1994 period, reflecting increased sales of term insurance and single premium immediate annuities in the first half of 1995.

Interest credited to policyholder account balances increased to $103.3 million in the first half of 1995 versus $94.5 million in the corresponding 1994 period, reflecting the aggregate increase in policyholder account balances from $3.5 billion at June 30, 1994 to $3.7 billion at June 30, 1995. The portion of policyholder account balances relating to individual annuities was approximately $1.82 billion at June 30, 1995 versus $1.76 billion at June 30, 1994, with the balance relating to universal life insurance contracts.

As discussed under "Results of Operations," increases in rates of interest offered on substantially all of the Company's deferred annuities, initiated during the second half of 1994 and effective for renewing contracts either at contract anniversary or January 1, 1995, were also a factor in the first half 1995 increase in interest credited to policyholder account balances.

Interest rates credited on universal life and individual annuity contracts may be adjusted periodically by the Company. Subject to any applicable surrender charges, the Company's universal life insurance products and individual annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition for investment and insurance funds, and perceived financial strength of the insurer. These contracts are generally supported by the Company's investment portfolios, which are primarily comprised of investment grade, publicly traded corporate bonds.

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

The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset/liability management strategy and are classified as "available for sale." Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed.

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

Net additions to deferred policy acquisition costs amounted to $34.7 million in the 1995 period versus $16.7 million in the 1994 period. The increase of approximately $18 million came primarily from greater individual life insurance sales in the 1995 period. New annualized premiums for traditional individual life products (primarily term insurance) increased $9.9 million or 41% over the corresponding 1994 period, while sales of interest-sensitive life insurance products increased $8.5 million or 30% over that period.

Net cash used in investing activities amounted to $159.0 million in the first half of 1995, compared to $264.3 million in the corresponding 1994 period. The decrease reflected a reduced level of individual annuity sales and a greater level of surrenders on these contracts during the first half of 1995, both of which affected the increase in policyholder account balances.

Individual annuity gross deposits decreased from $117 million in the first half of 1994 to $73 million in the first half of 1995, as a result of various factors including the negative impact on sales of declining interest rates offered on these contracts during the first half of 1995.

Individual annuity surrender benefits increased to $118 million in the first half of 1995 versus $83 million in the corresponding 1994 period, reflecting the greater volume of annuity contracts in force and increased interest rates available to consumers on certain alternative investments. It should be noted that the major portion of these surrenders resulted in imposition of a surrender charge by the Company as contractually permitted and consequently, these surrenders did not have an adverse impact upon first half 1995 consolidated results of operations.

Reflecting the above factors, the increase in policyholder account balances amounted to $59.0 million in the first half of 1995, versus $135.1 million in the corresponding 1994 period, despite the aforementioned increase in interest sensitive life insurance sales.

The $230.0 million and $376.2 million disposals of fixed maturity investments included in cash flows from investing activities for the first half of 1995 and 1994 included, respectively, $37 million and $179 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain securities as part of the Company's asset/liability management strategy with objectives including maintenance of an appropriate relationship of asset yields and maturities to current policy liabilities, as well as sales of certain non-performing securities for which reserves had previously been established. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments.

Net cash flows provided by consolidated financing activities amounted to $74.7 million in the first half of 1995 versus $167.9 million in the corresponding 1994 period, reflecting the smaller 1995 period increase in policyholder account balances discussed above.

Cash flows from financing activities for the first half of 1994 reflected a refinancing transaction in which the Company borrowed $100 million in May 1994, classified as notes payable, under a revolving credit agreement, and utilized the proceeds to repay $100 million "current maturities of long term debt" under an expiring credit facility. Notes payable increased $31 million in the first half of 1995 and $45 million in the corresponding 1994 period (excluding the refinancing transaction). These increases in notes payable related primarily to working capital requirements.

At June 30, 1995, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with four banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $77.7 million. The Company's remaining short term borrowings at June 30, 1995 consisted of $150 million outstanding under a revolving credit agreement with The Bank of New York. In April 1995, the term of the latter agreement was extended to April 1996.

Also at June 30, 1995, the Company had available a bank revolving credit agreement which provides term loan borrowing facilities up to $100 million, under which no borrowings were outstanding. In February 1995, the term of this agreement was extended to February 1997.

The Company's short term borrowings are utilized primarily for working capital requirements.

Long term debt at June 30, 1995 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000. The Company has filed a shelf registration statement which permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder. The Company's remaining long term debt at June 30, 1995 consists of a $50 million issue of 9.15% Notes due 1999 which permits early repayment at the option of the Company, commencing in 1996.

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

Consolidated interest expense increased to $19.6 million in the first half of 1995 from $16.6 million in the corresponding 1994 period, primarily as a result of an increase of more than 200 basis points in interest rates applicable to the Company's short term borrowings. Dividends paid on the Company's outstanding stock issues amounted to $15.1 million in the first half of 1995 versus $14.1 million in the first half of 1994, reflecting the increase in common stock quarterly dividends per share from 31 cents to 33 cents in late 1994. On July 25, 1995 the Board of Directors declared a quarterly dividend of 35 cents per share on USLIFE common stock, representing a 2 cent increase. This dividend is payable September 1, 1995 to shareholders of record on August 15, 1995.




Results of Operations
_____________________


Six Months Ended June 30, 1995 compared to
Six Months Ended June 30, 1994

For the six months ended June 30, 1995, net income amounted to $50.5 million versus $47.8 million for the comparable period of 1994, an increase of $2.7 million or 5.6%.

Net income for the first half of 1995 and 1994 included net capital gain transactions with an after-tax impact of $303 thousand and $320 thousand, respectively. Capital gains and losses during the first half of 1995 reflect disposals of non-performing securities with adjusted cost of approximately $12 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $19 million. Since reserves had been previously recorded to recognize the reduction in value of these investments, these disposals did not have a material impact on current reported results. The net capital gains reported for the 1994 period reflected $12.6 million pre-tax gains on disposals of fixed maturity investments, which were essentially offset by additions to valuation reserves for certain investments with loss exposure.

Excluding the capital gains and losses discussed above, consolidated after-tax income amounted to $50.2 million for the first half of 1995 versus $47.5 million for the corresponding 1994 period, an increase of $2.7 million or 5.7%. On a similar basis, after-tax income of the life insurance subsidiaries increased $5.4 million or 8.2%. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $20.9 million in the first half of 1995 versus $18.2 million for the comparable 1994 period, resulting in a negative comparative impact of approximately $3 million on after-tax consolidated results that partially offset the improvement in life insurance subsidiary results.

The improvement in life insurance subsidiary results came primarily from increases in pre-tax profits from the individual life and annuity product line as well as credit insurance and employer/association group life insurance products, partially offset by less favorable results from the employer/association group health insurance line.

The negative variance in corporate charges reflected increased interest expense at the corporate level. The Company's consolidated interest expense, which increased to $19.6 million in the first half of 1995 from $16.6 million in the corresponding 1994 period, relates to borrowings at the parent company level for general corporate purposes including treasury stock repurchases. As discussed under "Financial Condition," an increase of more than 200 basis points in interest rates applicable to the Company's short term borrowings was the primary cause of the increase in interest expense for the first half.

A  discussion   of  the  Company's  various  product  lines,
excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $103.0 million for the first half of 1995 versus $92.7 million for the corresponding 1994 period. The increase of $10.3 million or 11.1% reflected contributions from major sources of profit including mortality experience, investment income, and voluntary policy termination experience ("persistency").

A pre-tax profit of $215 thousand was reported for credit life insurance coverages for the first half of 1995, versus a pre-tax loss of $97 thousand in the corresponding 1994 period. The favorable variance of $312 thousand came primarily from improved mortality experience during the second quarter of 1995 which offset adverse mortality fluctuations experienced in a number of large accounts during the first quarter.

Pre-tax profits from the Company's group life insurance lines of business amounted to $3.6 million for the first half of 1995, versus $1.1 million for the corresponding 1994 period, for a positive variance of $2.5 million.

Pre-tax  income   from   employer/association   group   life
insurance products increased approximately $1.1 million, from $1.8 million in the first half of 1994 to $2.9 million in the 1995 period, on improved mortality experience.

A favorable variance of $1.4 million from the Company's other group life insurance lines, including mortgage life insurance and specialty coverages, accompanied the improved employer/association group life results. The improvement in these lines reflected the impact on 1994 period results of poor mortality experience on a certain group accidental death coverage program which was subsequently terminated.

The Company's group health insurance lines of business reported a pre-tax loss of approximately $2 million for the first half of 1995 versus a pre-tax profit of $4.2 million for the corresponding 1994 period. The negative variance of about $6 million was primarily attributed to the employer/association group health insurance line, which reported a pre-tax loss of $1.7 million for the 1995 period versus a pre-tax profit of $3.8 million a year ago.

Premium revenues on employer/association group health insurance products declined from $205 million in the first half of 1994 to $181 million in the 1995 period, with the decline primarily attributed to small group major medical cases. Since the major portion of the Company's major medical business has consisted primarily of "indemnity" coverages, a shift in market emphasis to managed care products arising from legislation in New York and New Jersey resulted in a reduction of new sales as well as erosion of business in force. The Company's decision in late 1993 to restrict major medical sales to states where it has a significant amount of in-force business also contributed to the decline in revenues.

Although the Company has initiated expense reduction measures to alleviate the impact of reduced group health revenues, the revenue decline outpaced reductions in overhead and other expenses during the first half, resulting in a reported pre-tax loss. Continuing this strategy of expense reduction, the Company is in process of consolidating its claims offices. Although this action is expected to result in certain transition costs prior to realization of intended cost savings, it is not anticipated to have a material adverse impact on consolidated results of operations for the year 1995. The Company has refined its "ancillary" group products, such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines, and is introducing new managed care products and networks in several states with the objective of improving its competitive position.

Total revenues of the life insurance subsidiaries in the 1995 period amounted to $851.5 million, an increase of $42.2 million or 5.2% over the same period of 1994, primarily on increases of $23.8 million (or 4.1%) and $15.8 million (or 7.2%) in premiums and considerations and net investment income, respectively.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines, with declining employer/association group health premiums a partial offset as previously discussed.

Premiums and other considerations from individual life insurance and annuity products amounted to $246 million in the 1995 period, compared to $213 million in the 1994 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales during the first half of 1995.

Net premium income on credit life and disability products increased $6.7 million to $69.6 million in the first half of 1995, reflecting increased written premium for both credit life and credit disability products.

Net investment income of the life insurance subsidiaries increased $15.8 million, as noted above, reflecting a larger investment base in the 1995 period and a modest increase in overall yield. The pre-tax annualized yield was 7.94% in the 1995 period as compared to 7.87% in the first half of 1994.

The increase in yield reflected disposals of certain lower yielding securities, primarily during the latter portion of 1994, and reinvestment of proceeds in securities of similar quality with higher available interest rates as part of the Company's asset/liability management strategy. Disposals of non-performing investments for which reserves were previously established, as discussed under "Financial Condition," were also a factor. While interest rates available on investment securities have fluctuated in recent quarters, the overall yield was marginally higher during the first half of 1995 than the corresponding 1994 period. It should be noted that the Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return.

Total  benefits   and  expenses   of  the   life   insurance
subsidiaries increased $35.3 million or 5.0% over the same period of 1994.

Benefits to policyholders and beneficiaries amounted to $356.4 million in the 1995 period, a decrease of $10.1 million versus  the $366.5  million reported  for the  first
half   of    1994.       A   $20.9   million   decrease   in
employer/association group health benefits, reflecting the decline in volume on that line, was the primary cause of the overall decrease in benefits. Volume related increases of $8.2 million in death benefits on individual life insurance products and $1.6 million on credit life and disability benefits partially offset the impact of the decline in employer/association group health benefits.

Interest credited to policyholder account balances increased $8.8 million (or 9.3%) over the first half of 1994. This increase reflected the greater volume of universal life-type and individual annuity contracts in the 1995 period as well as increases in rates of interest offered, initiated during the second half of 1994, on substantially all of the Company's deferred annuities. Increases in renewal rates of interest on these annuities became effective January 1, 1995 or are effective at contract anniversary, based on type of contract. Subsequently, during the first half of 1995, a series of reductions in interest rates offered on newly issued deferred annuity contracts were implemented, together with various adjustments of credited interest rates on renewing contracts.

Interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, typically ranged from 4.5% to 4.8% during the 1994 period and from 4.8% to 5.5% during the 1995 period, depending on type of contract and period of issue. Interest rates credited on the Company's universal life insurance contracts typically ranged from 6.0% to 7.0% during both the 1994 and 1995 periods. Reductions in credited interest rates, generally amounting to 25 basis points, are being implemented during the third quarter of 1995 with respect to the major portion of the Company's universal life insurance policies in force as well as certain newly issued policies.

The prospective  impact of  rate  adjustments  for  interest sensitive products  on reported  results will  be  dependent
upon  future   sales,  surrender   levels,  and   investment
portfolio yield.

An increase in future policy benefits of $56.1 million was recorded for the 1995 period, versus $32.6 million for the corresponding 1994 period, with the $23.5 million variance primarily associated with the increase in premiums on traditional individual life insurance coverages.

Amortization of deferred policy acquisition costs increased to $81.7 million in the 1995 period from $78.4 million in the corresponding 1994 period, reflecting various factors including the increased volume of individual life and annuity business and credit insurance in force during the 1995 period.

An aggregate increase of $9.9 million or 7.4% in commissions, general expenses, and insurance taxes and licenses reflected increased volume in the individual life insurance and annuity product line as well as the increased premium income on credit life and disability insurance products.

At June 30, 1995, consolidated invested assets included approximately $251 million (at market) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 3% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally provide higher yields and involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

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




Three Months Ended June 30, 1995 compared to
Three Months Ended June 30, 1994

For the three months ended June 30, 1995, net income amounted to $26.2 million versus $24.2 million for the comparable period of 1994, an increase of $2.0 million or 8.3%.

Capital gains and losses had no material impact on reported results of operations for the second quarter of 1995 or
1994. Although certain real estate properties acquired through foreclosure were sold during the 1995 period, these disposals had no material impact on current reported results since reserves had been previously established to recognize the reductions in value.

Excluding capital gains and losses, consolidated after-tax income amounted to $26.1 million for the second quarter of 1995 versus $24.1 million for the corresponding 1994 period, an increase of $2.0 million or 8.4%. On a similar basis, after-tax income of the life insurance subsidiaries increased $2.8 million or 8.3%. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $10.7 million in the second quarter of 1995 versus $9.9 million for the comparable 1994 period, resulting in a negative comparative impact of approximately $800 thousand on after-tax consolidated results that partially offset the improvement in life insurance subsidiary results.

The improvement in life insurance subsidiary results came primarily from increases in pre-tax profits from the individual life and annuity product line and credit life insurance, partially offset by less favorable results from the employer/association group insurance lines.

The negative variance in corporate charges reflected increased interest expense at the corporate level. The Company's consolidated interest expense, which increased to $10.0 million in the second quarter of 1995 from $8.6 million in the corresponding 1994 period, relates to borrowings at the parent company level for general corporate purposes including treasury stock repurchases. As previously discussed, higher interest rates applicable to the Company's short term borrowings were the primary cause of the increase in interest expense for the second quarter.

A  discussion   of  the  Company's  various  product  lines,
excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $53.6 million for the second quarter of 1995 versus $48.0 million for the corresponding 1994 period. The increase of $5.5 million or 11.5% reflected contributions from major sources of profit including mortality experience, investment income, and voluntary policy termination experience ("persistency").

A pre-tax profit of $780 thousand was reported for credit life insurance coverages for the second quarter of 1995, compared to a pre-tax loss of $678 thousand for the corresponding 1994 period. The favorable variance of $1.5 million came primarily from improved mortality experience during the second quarter of 1995.

Pre-tax profits from the Company's group life insurance lines of business amounted to $1.8 million for the second quarter of 1995, versus $1.6 million for the corresponding 1994 period, as more favorable mortality experience on specialty coverages included in these lines more than offset reduced pre-tax profits from employer/association group life insurance and mortgage life insurance.

The Company's group health insurance lines of business reported a pre-tax loss of approximately $1.4 million for the second quarter of 1995 versus a pre-tax profit of $2.0 million for the corresponding 1994 period. The negative variance of $3.4 million was primarily attributed to the employer/association group health insurance line, which reported a pre-tax loss of $1.3 million for the 1995 period versus a pre-tax profit of $1.5 million a year ago.

Premium revenues on employer/association group health insurance products declined from $107 million in the second quarter of 1994 to $89 million in the 1995 period, with the decline primarily attributed to small group major medical cases. As previously discussed, although the Company has initiated strategies directed toward expense reduction, emphasis of non-major medical products, and programs to improve its competitive position in the employer/association group insurance market, the revenue decline outpaced reductions in overhead and other expenses resulting in a reported pre-tax loss for the 1995 period.

Total revenues of the life insurance subsidiaries in the 1995 period amounted to $437.8 million, an increase of $13.9 million or 3.3% over the same period of 1994, primarily on increases of $5.8 million (or 1.9%) and $7.1 million (or 6.3%) in premiums and considerations and net investment income, respectively.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines, with declining employer/association group health premiums a partial offset as previously discussed.

Premiums and other considerations from individual life insurance and annuity products amounted to $126 million in the 1995 period, compared to $112 million in the 1994 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales during the second quarter of 1995.

Net premium income on credit life and disability products increased $4.1 million to $40.6 million in the second quarter of 1995, reflecting increased written premium for both credit life and credit disability products.

Net investment income of the life insurance subsidiaries increased $7.1 million, as noted above, reflecting a larger investment base in the 1995 period and a modest increase in overall yield as previously discussed.

Total  benefits   and  expenses   of  the   life   insurance
subsidiaries increased $10.2 million or 2.8% over the same period of 1994.

Benefits to policyholders and beneficiaries amounted to $175.9 million in the 1995 period, a decrease of $10.0 million versus the $185.9 million reported for the second quarter of 1994. A $14.2 million decrease in employer/association group health benefits, reflecting the decline in volume on that line, was the primary cause of the overall decrease in benefits. An increase of $5.8 million in death benefits on individual life insurance products, reflecting increased volume of business in force, partially offset the impact of the decline in employer/association group health benefits.

Interest credited to policyholder account balances increased $4.6 million (or 9.7%) over the second quarter of 1994. This increase reflected the greater volume of universal life-type and individual annuity contracts in the 1995 period as well as increases in rates of interest offered, initiated during the second half of 1994, on substantially all of the Company's deferred annuities as previously discussed.

An increase in future policy benefits of $40.0 million was recorded for the 1995 period, versus $28.9 million for the corresponding 1994 period, with the $11.1 million increase primarily associated with the increase in premiums on traditional individual life insurance coverages and credit insurance products.

An aggregate increase of $4.6 million or 6.8% in commissions, general expenses, and insurance taxes and licenses reflected increased volume in the individual life insurance and annuity product line as well as the increased premium income on credit life and disability insurance products.

                   OTHER FINANCIAL INFORMATION




The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of June 30, 1995 and December 31, 1994, the consolidated results of operations for the six and three month periods ended June 30, 1995 and 1994, and consolidated cash flows for the six month periods ended June 30, 1995 and 1994, have been included in the accompanying financial statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

                   Part II - Other Information





Item 1.  Legal Proceedings
         _________________


As noted in the Company's Report on Form 10-K for the year ended December 31, 1994, in June 1993, a purported class action (Hoban
v. USLIFE Credit Life Insurance Company, All American Life Insurance Company and Security of America Life Insurance Company) was filed in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed in October 1993. The Amended Complaint alleges that the defendant companies, all of which are subsidiaries of USLIFE Corporation, sold single premium credit life and credit disability insurance policies to second mortgage borrowers in several states. The Amended Complaint further alleges that some second mortgage loans were paid off early so that the insureds were legally entitled to refunds for unearned premiums. The suit seeks damages on behalf of those insureds who did not claim and therefore did not receive partial refunds of their premiums from the named defendants. The Amended Complaint also contains claims under the Federal RICO statute and the Illinois Consumer Fraud Act. Defendants filed a Motion to Dismiss the Amended Complaint for lack of federal jurisdiction, for failure to allege facts amounting to fraud, and for failure to allege facts amounting to a RICO violation. Plaintiffs have filed a Motion to Certify the Class, which defendants opposed. In an order issued on October 25, 1994, the District Court dismissed the case with leave to reinstate after the United States Court of Appeals for the Seventh Circuit issued its decision in a similar case (Richards v. Combined Insurance Company) raising some of the same issues raised by defendants' Motion to Dismiss. The dismissal in Richards was recently upheld by the Seventh Circuit on appeal. Plaintiffs filed a Motion to Reinstate which was granted by the Court on June 19, 1995. On June 30, 1995, defendants filed a supplemental brief regarding defendants' pending Motion to Dismiss.


Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

The Annual Meeting of Shareholders of USLIFE Corporation was held on May  l6, l995  at Schimmel Center, Pace University, New  York,
New York.    Gordon  E.  Crosby,  Jr.,  Chairman  of  the  Board,
presided.


The shares represented at the meeting, either in person or by proxy, amounted to 19,903,432 or approximately 86.9% of the total shares of common and preferred stock outstanding as of the record date of March 31, l995.

The following actions were taken by the shareholders at the meeting:


(a)  Election of Directors:

The nominees listed below were elected as directors of the Corporation.

                                                 Votes             Abstentions
                            Votes               Against             and Broker
Name                         For              or Withheld           Non-Votes
____                        _____             ___________          ___________


Kenneth Black, Jr.        19,803,654              99,778                *

William J. Catacosinos    19,797,051             106,381                *

Gordon E. Crosby, Jr.     19,785,512             117,920                *

Austin L. D'Alton         19,801,278             102,154                *

Charles A. Davis          19,785,923             117,509                *

John R. Galvin            19,752,889             150,543                *

Robert E. Grant           19,802,272             101,160                *

Robert H. Osborne         19,746,699             156,733                *

William A. Simpson        19,795,859             107,573                *


* Pursuant to New York Law, abstentions and broker non-votes are not counted toward the election of directors.



In addition to the directors listed above, the term of office of the following directors continued after the Shareholders meeting:
John W.  Riehm, Christopher  S. Ruisi, William G. Sharwell, Beryl
W. Sprinkel, Greer F. Henderson, Thomas H. Lenagh, Franklin R. Saul, and Robert L. Shafer.


(b)   Ratification of  KPMG Peat  Marwick LLP  as  the  Company's
Independent Auditor for the Year 1995:


                                                 Votes             Abstentions

                            Votes               Against             and Broker
                             For              or Withheld           Non-Votes
                            _____             ___________          ___________

                          19,800,215              42,710               60,507

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________


(a)       Exhibits

10 (i) - Eighth Amendment dated as of May 1, 1995 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr.

     (ii) - Seventh Amendment dated as of May 1, 1995 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson.

     (iii) - Seventh Amendment dated as of May 1, 1995 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi.

     (iv) - Fifth Amendment dated as of January 1, 1995 to an employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson.

     (v) - Sixth Amendment dated as of May 1, 1995 to an employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson.

     (vi) - Third Amendment to Lease dated May 10, 1989, to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York.

     (vii) - Fourth Amendment to Lease dated as of April 14, 1995 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York.

27   Financial Data Schedule

(b) No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended June 30, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          USLIFE Corporation
                                    _____________________________

                                             (Registrant)


  August 9, 1995                      By /s/ Greer F. Henderson
____________________                _____________________________

        Date                             Greer F. Henderson
                                          Vice Chairman and
                                        Chief Financial Officer