Form 10-Q
period 1995-09-30
USLIFE CORP
filed 1995-11-09
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995      or
                               __________________

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

The number of shares outstanding of the Registrant's Common Stock as of November 2, 1995 was 34,442,376.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  September 30, 1995 and December 31, 1994...............      3

  Summary Statements of Consolidated Net Income -
  For the Nine Months and Three Months Ended
  September 30, 1995 and 1994............................      5

  Statements of Consolidated Cash Flows -
  For the Nine Months Ended September 30, 1995 and 1994..      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     12

  Other Financial Information............................     27


Part II - Other Information..............................     28


Signatures...............................................     31


                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                 September 30, 1995 and December 31, 1994
           (Dollar amounts in thousands except per share data)


                                              September 30, 1995       December 31, 1994
                                              __________________       _________________
Assets
______
Cash:

  On hand and in demand accounts.............         $   56,785           $   51,878

  Restricted funds held in escrow, etc. .....              2,794                1,653
                                                      __________           __________

                                                          59,579               53,531
                                                      __________           __________

Invested assets (Notes 1 and 2):

  Fixed maturities available for sale, at
   market (cost, September 30, 1995,
   $5,496,130; December 31, 1994, $5,190,230)          5,763,045            4,937,867

  Equity securities, at market (cost,
   September 30, 1995, $5,788; December
   31, 1994, $5,344).........................              5,613                4,583

  Mortgage loans.............................            298,671              319,618

  Policy loans...............................            281,733              283,088

  Real estate................................             29,040               41,688

  Other long term investments................              6,110                7,400

  Short term investments.....................             84,878              129,335
                                                      __________           __________

    Total invested assets....................          6,469,090            5,723,579

                                                      __________           __________

    Total cash and invested assets...........          6,528,669            5,777,110
                                                      __________           __________

Deferred policy acquisition costs
  (Note 2)...................................            745,608              793,145

Other receivables (net)......................            353,653              331,035

Property and equipment (net of accumulated
  depreciation of $40,707 at September 30,
  1995 and $37,367 at December 31, 1994......             11,273               11,953

Prepaid expenses, deferred charges and
     other assets............................             89,223               91,019
                                                      __________           __________

     Total assets............................         $7,728,426           $7,004,262
                                                      ==========           ==========


See accompanying notes to financial statements.

                                                              September          December
                                                               30, 1995          31, 1994
                                                              __________        __________
Liabilities and Equity Capital
______________________________
Liabilities:
Future policy benefits...................................     $1,605,059        $1,531,996
Policyholder account balances............................      3,756,773         3,641,393
Supplementary contracts without life contingencies.......         22,640             8,329
Policyholder dividend accumulations......................         20,258            20,178
Policy and contract claims...............................        163,034           155,048
Other policy and contract liabilities....................         31,677            31,265
Notes payable............................................        245,700           196,500
Long term debt...........................................        349,459           349,360
Federal income taxes (current and deferred)..............         67,578           (69,018)
Accounts payable and accrued liabilities.................        261,028           250,577
                                                              __________        __________
     Total liabilities...................................      6,523,206         6,115,628
                                                              __________        __________

Deferred income..........................................          6,991            10,746
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,484
      shares (December 31, 1994, 4,653 shares)...........            448               465
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 1,852
      shares (December 31, 1994, 2,003 shares)...........             93               100
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,664 shares, issued; none
      (December 31, 1994; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      60,000,000 shares, issued: 57,468,834 shares
      (December 31, 1994, adjusted for stock split,
      57,465,735 shares).................................         57,469            38,310
Paid-in surplus..........................................        116,536           131,823
Net unrealized gains (losses) on securities (Note 2).....        107,576          (156,248)
Retained earnings........................................      1,264,036         1,210,078
                                                              __________        __________
                                                               1,546,158         1,224,528

Less:  Treasury stock, at cost - September 30, 1995,
         23,047,772 Common shares; December 31, 1994,
         adjusted for stock split, 23,239,722
         Common shares...................................        340,245           339,972

       Deferred compensation.............................          7,684             6,668
                                                              __________        __________

Total Equity Capital.....................................      1,198,229           877,888
                                                              __________        __________

Total liabilities and Equity Capital.....................     $7,728,426        $7,004,262
                                                              ==========        ==========

Equity Capital per share (Note 3)........................         $34.38            $25.43
                                                                  ======            ======

                                             USLIFE Corporation and Subsidiaries

                                  Summary Statements of Consolidated Net Income (Unaudited)
                            For the Nine Months and Three Months Ended September 30, 1995 and 1994
                                           (Amounts in thousands except per share)

                                                              Nine Months Ended September 30  Three Months Ended September 30
                                                              ______________________________  _______________________________
                                                                  1995               1994          1995               1994
                                                                 ______             ______        ______             ______
REVENUES:
   Premiums.................................................   $  734,522        $  723,060     $  245,301        $  237,166
   Other considerations.....................................      167,616           144,885         53,102            52,648
   Net investment income....................................      364,224           342,854        122,076           116,641
   Realized gains (losses) on investments...................        3,711               396          3,244               (99)
   Other income.............................................       24,505            22,189          8,835             7,431
                                                               __________        __________     __________        __________
      Total revenues........................................    1,294,578         1,233,384        432,558           413,787
                                                               __________        __________     __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries..............      535,305           544,144        178,877           178,067
   Commissions, net of deferred expenses....................      113,595           103,515         39,468            32,869
   Other expenses and taxes, net of deferred expenses.......      138,015           126,971         45,756            41,834
   Increase in liability for future policy benefits.........       79,977            53,490         23,886            20,901
   Interest credited to policyholder account balances.......      156,749           143,701         53,469            49,231
   Amortization of deferred policy acquisition costs........      121,324           120,879         39,598            42,490
   Interest expense.........................................       29,805            25,753         10,174             9,187
   Dividends to policyholders...............................        2,473             2,668            779               819
                                                               __________        __________     __________        __________
      Total benefits and expenses...........................    1,177,243         1,121,121        392,007           375,398
                                                               __________        __________     __________        __________

Income from operations before Federal income taxes..........      117,335           112,263         40,551            38,389

Provision for income taxes..................................       40,235            38,965         13,908            12,879
                                                               __________        __________     __________        __________

Net income..................................................   $   77,100        $   73,298     $   26,643        $   25,510
                                                               ==========        ==========     ==========        ==========


Net income per share (Note 4)...............................   $  2.22           $  2.12        $   .76           $   .73
                                                               ==========        ==========     ==========        ==========

Dividends per share:

   Common...................................................   $   .67333        $   .62        $   .23333        $   .20667
                                                               ==========        ==========     ==========        ==========

   Preferred Series A.......................................   $  3.375          $  3.375       $  1.125          $  1.125
                                                               ==========        ==========     ==========        ==========

   Preferred Series B.......................................   $  3.75           $  3.75        $  1.25           $  1.25
                                                               ==========        ==========     ==========        ==========


   See accompanying notes to financial statements.


                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                       For the Nine Months Ended September 30, 1995 and 1994

                                       (Amounts in Thousands)

                                                                   Nine Months Ended September 30
                                                                   ______________________________
                                                                         1995            1994
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   77,100      $   73,298
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         69,322          45,922
         Interest credited to policyholder account balances....        156,749         143,701
         Amounts assessed from policyholder account balances...       (120,688)       (107,175)
         Additions to deferred policy acquisition costs........       (174,783)       (151,525)
         Amortization of deferred policy acquisition costs.....        121,324         120,879
         Additions to deferred charges.........................         (4,661)         (4,786)
         Deferred Federal income taxes.........................            632          (1,466)
         Depreciation and amortization.........................          9,679           9,424
         Change in amounts due policyholders...................         19,939          (1,192)
         Change in other liabilities and amounts receivable....        (18,088)        (11,147)
         Net realized capital gains............................         (3,711)           (396)
         Change in restricted cash.............................         (1,141)         (1,168)
         Change in current Federal income tax liability........         (6,097)        (10,569)
         Other, net............................................         (4,490)         (2,579)
                                                                    ___________     ___________
              Total adjustments................................         43,986          27,923
                                                                    ___________     ___________
                   Net cash provided by operating activities...        121,086         101,221
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................          1,355          (2,269)
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        362,141         688,904
           Equity securities...................................             14             683
           Mortgage loan principal receipts....................         31,158          40,647
           Real estate.........................................          9,244           7,414
           Other long term investments.........................          1,660             163
       Expenditures for property and equipment.................         (2,844)         (3,418)
       Cost of investments purchased:
           Fixed maturities....................................       (664,393)     (1,058,365)
           Mortgage loans......................................         (5,706)         (9,306)
           Real estate.........................................           (683)         (1,013)
           Other long term investments.........................             (7)            (93)
           Net sales or (purchases) of short term investments..         44,457         (21,484)
         Other, net............................................          1,778             953
                                                                    ___________     ___________
                   Net cash used in investing activities.......       (221,826)       (357,184)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Increase in notes payable.............................         49,200         158,000
         Repayment of long term debt...........................             --        (100,000)
         Dividends to shareholders.............................        (23,142)        (21,258)
         Acquisition of treasury stock.........................         (5,253)         (1,798)
         Change in policyholder account balances...............         78,848         208,549
         Other, net............................................          5,994           4,753
                                                                    ___________     ___________
                   Net cash provided by financing activities...        105,647         248,246
                                                                    ___________     ___________
           Net change in cash..................................          4,907          (7,717)
         Cash at beginning of year.............................         51,878          60,321
                                                                    ___________     ___________
         Cash at end of period.................................     $   56,785      $   52,604
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


Note 2.  Investments

The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result  in  the  selection  of  investments  for  sale  prior  to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire Fixed Maturity portfolio is classified as "available for sale" and is carried in the accompanying balance sheets at market value. The Company's investments in preferred stocks (other than redeemable preferred stocks) and common stocks ("Equity Securities") are also carried at market value in the accompanying balance sheets. Unrealized gains and losses on "available for sale" securities, except those relating to a reduction in value determined to be other than temporary, are recorded as direct charges or credits to "Net unrealized gains (losses) on securities" included in Equity Capital. The cost and market value of the Company's consolidated investments in Fixed Maturities and Equity Securities at September 30, 1995 and December 31, 1994 are presented below:

                                                                             Net
                                                                          Unrealized
                                                 Adjusted                    Gain
                                                   Cost         Market      (Loss)
                                                ___________   _________   __________

                                                       (Amounts in Thousands)
September 30, 1995:
  Fixed Maturities.........................     $5,496,130   $5,763,045    $ 266,915
  Equity Securities........................          5,788        5,613         (175)
                                                                           __________
                                                                             266,740
  Adjustment of deferred policy acquisition
   costs relating to market value
   adjustment for certain fixed maturities                                   (95,175)

  Adjustment of certain policyholder
   liabilities relating to market value
   adjustment for certain fixed maturities                                    (6,062)

  Tax effect...............................                                  (57,927)
                                                                           __________
   Net unrealized gain on securities
    included in Equity Capital.............                                $ 107,576
                                                                           ==========

December 31, 1994:
  Fixed Maturities.........................     $5,190,230   $4,937,867    $(252,363)
  Equity Securities........................          5,344        4,583         (761)
                                                                           __________
                                                                            (253,124)
  Adjustment of deferred policy acquisition
   costs relating to market value
   adjustment for certain fixed maturities                                     5,821

  Adjustment of certain policyholder
   liabilities relating to market value
   adjustment for certain fixed maturities                                     6,921

  Tax effect...............................                                   84,134
                                                                           __________
   Net unrealized loss on securities
    included in Equity Capital.............                                $(156,248)
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

At September 30, 1995, consolidated invested assets included $246 million (at market; adjusted cost $236 million) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Based on market value, these securities represent 3% of consolidated total assets at that date. Approximately $9 million of these investments (at adjusted cost which approximates market) are in default at September 30, 1995. Also at September 30, 1995, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $6 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $18 million.

Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of September 30, 1995 and December 31, 1994, the number of such shares used for this purpose was 34.851 million and 34.515 million, respectively.


Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the nine and three month periods ended September 30, 1995 and 1994:

                                                           Nine Months Ended         Three Months Ended
                                                              September 30              September 30
                                                           __________________        __________________

                                                            1995         1994         1995         1994
                                                            ____         ____         ____         ____

                                                                   (Shares and Amounts in Thousands
                                                                       except Per Share data)
    Net income.........................................   $ 77,100     $ 73,298     $ 26,643     $ 25,510
                                                          ========     ========     ========     ========

    Weighted average common shares
      outstanding, net of treasury shares..............     34,334       34,224
    Add - common share equivalents of:
      Preferred Stock - Series A.......................         54           57
      Preferred Stock - Series B.......................         23           24
      Outstanding stock options - treasury stock method        354          227
                                                            ______       ______

    Total common shares and common equivalent shares...     34,765       34,532
                                                            ======       ======


    Net income per share...............................     $ 2.22       $ 2.12       $  .76       $  .73
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

                                          September      December
                                          30, 1995       31, 1994
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $  5,964      $  8,865
Other reinsurance recoverable amounts...    134,398       128,252
                                           ________      ________

                                           $140,362      $137,117
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                       Nine Months                      Three Months
                                                     Ended September 30               Ended September 30
                                                ___________________________      ___________________________

                                                  1995               1994          1995               1994
                                                ________           ________      ________           ________

        (Amounts in Thousands)

Premiums, before reinsurance ceded.........     $791,320           $782,283      $265,044           $257,527
Premiums ceded.............................       56,798             59,223        19,743             20,361
                                                ________           ________      ________           ________
Net premiums...............................     $734,522           $723,060      $245,301           $237,166
                                                ========           ========      ========           ========


Other considerations, before reinsurance
   ceded...................................     $180,108           $155,768      $ 57,679           $ 56,457
Other considerations ceded.................       12,492             10,883         4,577              3,809
                                                ________           ________      ________           ________
Net other considerations...................     $167,616           $144,885      $ 53,102           $ 52,648
                                                ========           ========      ========           ========



Benefits to policyholders and beneficiaries,
  before reinsurance recoveries............     $573,540           $585,748      $193,614           $187,984
Reinsurance recoveries.....................       38,235             41,604        14,737              9,917
                                                ________           ________      ________           ________
Benefits to policyholders and beneficiaries,
  net of reinsurance recoveries............     $535,305           $544,144      $178,877           $178,067

                                                ========           ========      ========           ========


Note 6.  Split of Common Stock

In July, 1995, the Board of Directors of USLIFE Corporation approved a 3-for-2 split of the Company's common stock ($1.00 par value). As a result of this action, one additional share of USLIFE common stock was distributed on September 22, 1995 for each two shares held by shareholders of record at the close of business on September 1, 1995. The par value per share of the common stock was not changed, and the aggregate par value of $19.2 million for the additional shares issued was transferred from Paid-in Surplus to Common Stock as of the effective date of the transaction. All references in the financial statements herein to number of common shares and per-share amounts have been restated as appropriate to reflect the 3-for-2 split of the Company's common stock.

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

Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable and amounts due policyholders, all of which are subject to random fluctuations from the timing of securities transaction settlements, claims payments and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first nine months of 1995 was $145.1 million.

On a consolidated basis, net cash provided by operating activities amounted to $121.1 million for the first nine months of 1995, compared to $101.2 million for the corresponding period of 1994. As indicated above, these amounts reflect changes in accounts that are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $119.2 million in the first nine months of 1995 versus $113.6 million in the corresponding 1994 period.

Cash flows from operating activities for the first nine months of 1995 included $69.3 million from the change in liability for future policy benefits, versus $45.9 million in the corresponding 1994 period. The increase reflected increased sales of term insurance and single premium immediate annuities as well as greater written premiums on credit life and disability products in the first nine months of 1995.

Interest credited to policyholder account balances increased to $156.7 million in the first nine months of 1995 versus $143.7 million in the corresponding 1994 period, reflecting the aggregate increase in policyholder account balances from $3.6 billion at September 30, 1994 to $3.8 billion at September 30, 1995. The portion of policyholder account balances relating to individual annuities was approximately $1.8 billion at both September 30, 1995 and September 30, 1994. The balance, relating to universal life insurance contracts, increased approximately $190 million during that one year period.

Increases in rates of interest credited on substantially all of the Company's deferred annuities, initiated during the second half of 1994 and effective for renewing contracts either at contract anniversary or January 1, 1995, were also a factor in the increase in interest credited to policyholder account balances for the first nine months of 1995 versus 1994. As discussed under "Results of
Operations," reductions in interest rates offered and credited on the Company's universal life insurance and annuity products are being implemented during 1995.

Interest rates credited on universal life and individual deferred annuity contracts may be adjusted periodically by the Company. Subject to any applicable surrender charges, the Company's universal life insurance products and individual deferred annuities may be surrendered by the holder. A cash surrender value, based on contractual terms, is also available to the policyholder upon surrender of many of the Company's traditional individual life insurance policies under which cash values are accumulated. Such surrenders are influenced by various factors including economic conditions, available alternative investment returns, competition for investment and insurance funds, and perceived financial strength of the insurer. These contracts are generally supported by the Company's investment portfolios, which are primarily comprised of investment grade, publicly traded corporate bonds.

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

Net additions to deferred policy acquisition costs amounted to $53.5 million in the 1995 period versus $30.6 million in the 1994 period. The increase of approximately $23 million came primarily from greater individual life insurance sales in the 1995 period. New annualized premiums for traditional individual life products (primarily term insurance) increased $12.8 million or 33% over the corresponding 1994 period, while sales of interest-sensitive life insurance products increased $10.5 million or 24% over that period.

Federal income tax payments amounted to $44.7 million in the first nine months of 1995, versus $51.0 million in the corresponding 1994 period. Approximately $11 million of the 1994 period amounts deposited were applied to taxable income for the fourth quarter of 1994.

Net cash used in investing activities amounted to $221.8 million in the first nine months of 1995, compared to $357.2 million in the corresponding 1994 period. The decrease reflected a reduced level of individual annuity sales and a greater level of surrenders on these contracts during the first nine months of 1995, both of which affected the increase in policyholder account balances.

Individual annuity gross deposits decreased from $190 million in the first nine months of 1994 to $85 million in the 1995 period, as a result of various factors including the negative impact on sales of declining interest rates offered on these contracts during 1995.

Individual annuity surrender benefits increased to $161 million in the first nine months of 1995 versus $128 million in the corresponding 1994 period, reflecting the greater volume of annuity contracts in force and increased interest rates available to consumers on certain alternative investments. It should be noted that the major portion of these surrenders resulted in imposition of a surrender charge by the Company as contractually permitted and consequently, these surrenders did not have an adverse impact upon consolidated results of operations for the first nine months of 1995.

Reflecting the above factors, the increase in policyholder account balances amounted to $78.8 million in the first nine months of 1995, versus $208.5 million in the corresponding 1994 period, despite the aforementioned increase in interest sensitive life insurance sales.

The $362.1 million and $688.9 million disposals of fixed maturity investments included in cash flows from investing activities for the first nine months of 1995 and 1994 included, respectively, $75 million and $192 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain securities as part of the Company's asset/liability management strategy with objectives including maintenance of an appropriate relationship of asset yields and maturities to current policy liabilities, as well as sales of certain non-performing securities for which reserves had previously been established. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments.

Net cash flows provided by consolidated financing activities amounted to $105.6 million in the first nine months of 1995 versus $248.2 million in the corresponding 1994 period, reflecting the smaller 1995 period increase in policyholder account balances discussed above.

Cash flows from financing activities for the first nine months of 1994 reflected a refinancing transaction in which the Company borrowed $100 million in May 1994, classified as notes payable, under a revolving credit agreement, and utilized the proceeds to repay $100 million "current maturities of long term debt" under an expiring credit facility.

Notes payable increased $49 million in the first nine months of 1995 and $58 million in the corresponding 1994 period (excluding the refinancing transaction). These increases in notes payable related primarily to working capital requirements. Cash dividends are typically remitted by the life insurance subsidiaries to the parent company during the fourth quarter. Historically, a portion of these dividends has been applied toward reduction of short term debt incurred for working capital purposes during the earlier part of the year.

At September 30, 1995, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with five banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $95.7 million. The Company's remaining short term borrowings at September 30, 1995 consisted of $150 million outstanding under a revolving credit agreement with The Bank of New York. In April 1995, the term of the latter agreement was extended to April 1996.

Also at September 30, 1995, the Company had available a bank revolving credit agreement which provides term loan borrowing facilities up to $100 million, under which no borrowings were outstanding. In February 1995, the term of this agreement was extended to February 1997.

The Company's short term borrowings are utilized primarily for working capital requirements.

Long term debt at September 30, 1995 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000. The Company has filed a shelf registration statement which permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder. The Company's remaining long term debt at September 30, 1995 consists of a $50 million issue of 9.15% Notes due 1999 which permits early repayment at the option of the Company, commencing in June 1996.

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

Consolidated interest expense increased to $29.8 million in the first nine months of 1995 from $25.8 million in the corresponding 1994 period, primarily as a result of an increase of nearly 200 basis points in interest rates applicable to the Company's short term borrowings. Dividends paid on the Company's outstanding stock issues amounted to $23.1 million in the first nine months of 1995 versus $21.3 million in the corresponding 1994 period, reflecting the increase in common stock quarterly dividends per share (on a post-split basis; see Note 6 of Notes to Financial Statements) from 20.667 cents to 22 cents in the fourth quarter of 1994 and subsequently, to 23.333 cents during the third quarter of 1995.

Results of Operations
_____________________


Nine Months Ended September 30, 1995 compared to
Nine Months Ended September 30, 1994

For the nine months ended September 30, 1995, net income amounted to $77.1 million versus $73.3 million for the comparable period of 1994, an increase of $3.8 million or 5.2%.

Net income for the first nine months of 1995 and 1994 included net capital gain transactions with an after-tax impact of $2.4 million and $253 thousand, respectively. The 1995 period net capital gains reflect disposals of several fixed maturity investments pursuant to tender offers by the respective issuers, as well as certain redemptions as discussed under "Financial Condition."

Capital gains and losses during the first nine months of 1995 reflect disposals of non-performing securities with adjusted cost of approximately $26 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $23 million. Since reserves had been previously recorded to recognize the reduction in value of these investments, these disposals did not have a material impact on current reported results.

Excluding the capital gains and losses discussed above, consolidated after-tax income amounted to $74.7 million for the first nine months of 1995 versus $73.0 million for the corresponding 1994 period, an increase of $1.6 million or 2.2%. On a similar basis, after-tax income of the life insurance subsidiaries increased $4.7 million or 4.7%. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $30.8 million in the first nine months of 1995 versus $27.7 million for the comparable 1994 period, resulting in a negative comparative impact of approximately $3 million on after-tax consolidated results that partially offset the improvement in life insurance subsidiary results.

The improvement in life insurance subsidiary results came primarily from an increase in pre-tax profits from the individual life and annuity product line, partially offset by unfavorable results from the employer/association group health insurance line.

The negative variance in corporate charges reflected increased interest expense at the corporate level. The Company's consolidated interest expense, which increased to $29.8 million in the first nine months of 1995 from $25.8 million in the corresponding 1994 period, relates to borrowings at the parent company level for general corporate purposes including treasury stock repurchases. As discussed under "Financial Condition," an increase of nearly 200 basis points in interest rates applicable to the Company's short term borrowings was the primary cause of the increase in interest expense for the first nine months.

A  discussion   of  the  Company's  various  product  lines,
excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $154.1 million for the first nine months of 1995 versus
$139.6 million for the corresponding 1994 period. The increase of $14.6 million or 10.4% reflected contributions from major sources of profit including mortality experience, investment income, and voluntary policy termination experience ("persistency").

A pre-tax profit of $423 thousand was reported for credit life insurance coverages for the first nine months of 1995, versus $915 thousand in the corresponding 1994 period. The negative variance of $492 thousand came primarily from less favorable mortality experience during the 1995 period. Written premiums from credit life insurance products increased $5.9 million or 12% versus the first nine months of 1994. It should be noted that pre-tax profits on credit insurance products are anticipated to be realized when currently written premiums are earned in future periods rather than during the period of sale.

Pre-tax profits  from the  Company's  group  life  insurance lines of business amounted to $5.1 million for the first nine months of 1995, versus $3.3 million for the corresponding 1994 period, for a positive variance of $1.7 million. These lines include employer/association group life insurance, mortgage life insurance, and certain specialty coverages.

Pre-tax income from employer/association group life insurance products increased approximately $1 million, from $3.3 million in the 1994 period to $4.3 million in the first nine months of 1995, reflecting an increased base of earned premiums.

A favorable variance of approximately $800 thousand from the Company's other group life insurance lines, including mortgage life insurance and specialty coverages, accompanied the improved employer/association group life results. The improvement in these lines reflected the impact on 1994 period results of poor mortality experience on a certain group accidental death coverage program which was subsequently terminated.

The Company's group health insurance lines of business reported a pre-tax loss of approximately $4.5 million for the first nine months of 1995 versus a pre-tax profit of $5.0 million for the corresponding 1994 period. The negative variance of $9.6 million was primarily attributed to the employer/association group health insurance line, which reported a pre-tax loss of $4.1 million for the 1995 period versus a pre-tax profit of $4.9 million a year ago.

Premium revenues on employer/association group health insurance products declined from $302 million in the first nine months of 1994 to $267 million in the 1995 period, with the decline primarily attributed to small group major medical cases. Since the major portion of the Company's major medical business has consisted primarily of "indemnity" coverages, a shift in market emphasis to managed care products arising from legislation in New York and New Jersey resulted in a reduction of new sales as well as erosion of business in force. The Company's decision in late 1993 to restrict major medical sales to states where it has a significant amount of in-force business also contributed to the decline in revenues.

The Company has initiated expense reduction measures to alleviate the impact of reduced group health revenues. Despite these measures, the revenue decline outpaced reductions in overhead and other expenses during the first nine months of 1995. This revenue shortfall, together with third quarter 1995 expense charges of approximately $900 thousand related to the closing of a claims office, resulted in the reported pre-tax loss for the 1995 period. The claims office closing represents the substantial completion of a program to consolidate these offices in order to achieve future economies.

The Company has refined its "ancillary" group products, such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines, and is introducing new managed care products and networks in several states with the objective of improving its competitive position. Additionally, in attempting to address the underabsorption of fixed expenses, the Company is pursuing the purchase of group life and association group life blocks of business.

Pre-tax income from credit disability products amounted to $5.0 million in the 1995 period, versus $4.7 million in the comparable 1994 period, reflecting an increased base of earned premiums.

Total revenues of the life insurance subsidiaries in the 1995 period amounted to $1.279 billion, an increase of $61.0 million or 5.0% over the same period of 1994, primarily on increases of $32.4 million (or 3.7%) and $21.3 million (or 6.4%) in premiums and considerations and net investment income, respectively.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines, with declining employer/association group health premiums a partial offset as previously discussed.

Premiums and other considerations from individual life insurance and annuity products amounted to $367 million in the 1995 period, compared to $325 million in the 1994 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales during the first nine months of 1995.

Net premium income on credit life and disability products increased $13.4 million to $112.7 million in the first nine months of 1995, reflecting increased written premium for both credit life and credit disability products. The increased written premium is attributed to various factors including increased sales through bank sources of business.

Net investment income of the life insurance subsidiaries increased $21.3 million, as noted above, reflecting a larger investment base in the 1995 period. The pre-tax annualized yield was 7.91% in both the 1995 and 1994 periods.

While interest rates available on investment securities have fluctuated in recent quarters, the overall yield was somewhat lower during the third quarter of 1995 than the first half of the year. It should be noted that the Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Recent rate actions are discussed below.

Total  benefits   and  expenses   of  the   life   insurance
subsidiaries increased $51.2 million or 4.8% over the same period of 1994.

Benefits to policyholders and beneficiaries amounted to $535.1 million in the 1995 period, a decrease of $9.6 million versus the $544.6 million reported for the first nine months of 1994. A $31.6 million decrease in employer/association group health benefits, reflecting the decline in volume on that line, was the primary cause of the overall decrease in benefits. Volume related increases of $10.3 million in death benefits on individual life insurance products and $3.7 million on credit life and disability benefits partially offset the impact of the decline in employer/association group health benefits.

Interest credited to policyholder account balances increased $13.0 million (or 9.1%) over the first nine months of 1994. This increase reflected the greater volume of universal life-type and individual annuity contracts in the 1995 period as well as increases in rates of interest offered, initiated during the second half of 1994, on substantially all of the Company's deferred annuities.

Interest rates credited on the Company's deferred annuity contracts, exclusive of first year increments on certain products, typically ranged from 4.5% to 4.8% during the 1994 period and from 4.8% to 5.5% during the 1995 period, depending on type of contract and period of issue. As a result of the 1994 rate actions, increases in renewal rates of interest on these annuities became effective January 1, 1995 or at contract anniversary, based on type of contract. Subsequently, during the first nine months of 1995, a series of reductions in interest rates offered on newly issued deferred annuity contracts were implemented, together with various adjustments of credited interest rates on renewing contracts. Further reductions in renewal rates, generally amounting to 25 basis points, are being implemented on these contracts during the fourth quarter of 1995.

Interest rates credited on the Company's universal life insurance contracts typically ranged from 6.0% to 7.0% during the 1994 period and from 5.8% to 7.0% during the first nine months of 1995. Reductions in credited interest rates, generally amounting to 25 basis points, were implemented during the third quarter of 1995 with respect to the major portion of the Company's universal life insurance policies in force as well as certain newly issued policies. Similar rate reductions are being implemented during the fourth quarter with respect to substantially all of the Company's currently offered universal life insurance policies (other than those adjusted in the third quarter), for both newly issued and in-force contracts. Following these actions, credited rates on the Company's universal life insurance contracts will generally range from 5.8% to 6.8%.

The prospective  impact of  rate  adjustments  for  interest sensitive products  on reported  results will  be  dependent
upon  future   sales,  surrender   levels,  and   investment
portfolio yield.

An increase in future policy benefits of $80.0 million was recorded for the 1995 period, versus $53.5 million for the corresponding 1994 period, with the $26.5 million variance primarily associated with the increase in premiums on traditional individual life insurance and credit insurance coverages.

Aggregate commissions, general expenses, and insurance taxes and licenses increased from $198 million in the 1994 period to $219 million in the first nine months of 1995. The $21 million increase reflects approximately $4 million volume related expenses which are directly associated with premiums from a specialty group insurance product marketed in conjunction with a consumer retailer, as well as third quarter expenses of about $900 thousand from closing of a group claims office as previously discussed. The remainder of the increase is primarily attributed to increased volume in the individual life insurance and annuity product line and greater credit insurance written premiums.

At September 30, 1995, consolidated invested assets included approximately $246 million (at market) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 3% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

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

Three Months Ended September 30, 1995 compared to
Three Months Ended September 30, 1994

For the three months ended September 30, 1995, net income amounted to $26.6 million versus $25.5 million for the comparable period of 1994, an increase of $1.1 million.

Net income for the third quarter of 1995 included net capital gain transactions with an after-tax impact of $2.1 million, reflecting disposals of several fixed maturity investments pursuant to tender offers by the respective issuers as well as certain redemptions. Capital gains and losses had no material impact on reported results of operations for the third quarter of 1994.

Excluding capital gains and losses, consolidated after-tax income amounted to $24.5 million for the third quarter of 1995 versus $25.6 million for the corresponding 1994 period, a decrease of about $1 million. On a similar basis, after-tax income of the life insurance subsidiaries amounted to $34.5 million in the third quarter of 1995 versus $35.1 million for the corresponding 1994 period. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $10.0 million in the third quarter of 1995 versus $9.6 million for the comparable 1994 period, resulting in a negative comparative impact of approximately $400 thousand on after-tax consolidated results.

The decline in life insurance subsidiary results came from an adverse mortality fluctuation that affected the Company's life insurance lines of business as well as unfavorable results from the employer/association group health insurance line, as discussed below.

The negative variance in corporate charges reflected increased interest expense at the corporate level. The Company's consolidated interest expense, which increased to $10.2 million in the third quarter of 1995 from $9.2 million in the corresponding 1994 period, relates to borrowings at the parent company level for general corporate purposes including treasury stock repurchases. As previously discussed, higher interest rates applicable to the Company's short term borrowings were the primary cause of the increase in interest expense for the third quarter.

A  discussion   of  the  Company's  various  product  lines,
excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $51.1 million for the third quarter of 1995 versus $46.9 million for the corresponding 1994 period, an increase of $4.3 million or 9.1%. Although the gain from mortality did contribute to overall third quarter 1995 profitability for this line, the current quarter contribution from this source was less than that of the corresponding 1994 period. Improved investment income gains, reflecting a larger base of in-force business on which these gains are generated, together with more favorable voluntary policy termination experience ("persistency") and margins from increased term insurance sales, contributed to the overall increase in pre-tax profits for this line.

A pre-tax profit of $208 thousand was reported for credit life insurance coverages for the third quarter of 1995, versus $1.0 million for the corresponding 1994 period. The negative variance of about $800 thousand came primarily from less favorable mortality experience during the third quarter of 1995.

Pre-tax profits  from the  Company's  group  life  insurance lines of business amounted to $1.5 million for the third quarter of 1995, versus $2.2 million for the corresponding 1994 period. The negative variance of approximately $700 thousand came primarily from less favorable mortality experience on employer/association group life insurance and on certain specialty coverages included in these lines.

The Company's group health insurance lines of business reported a pre-tax loss of approximately $2.5 million for the third quarter of 1995 versus a pre-tax profit of $825 thousand for the corresponding 1994 period. The negative variance of $3.3 million was primarily attributed to the employer/association group health insurance line, which reported a pre-tax loss of $2.4 million for the 1995 period versus a pre-tax profit of $1.1 million a year ago.

Premium revenues on employer/association group health insurance products declined from $97 million in the third quarter of 1994 to $86 million in the 1995 period, with the decline primarily attributed to small group major medical cases. As previously discussed, although the Company has initiated strategies directed toward expense reduction, emphasis of non-major medical products, and programs to improve its competitive position in the employer/association group insurance market, the revenue decline outpaced reductions in overhead and other expenses during the 1995 period. This revenue shortfall, coupled with third quarter 1995 expense charges of approximately $900 thousand relating to the previously discussed closing of a claims office resulted in the reported pre-tax loss for the 1995 period.

Total revenues of the life insurance subsidiaries in the 1995 period amounted to $427.1 million, an increase of $18.8 million or 4.6% over the same period of 1994, primarily on increases of $8.6 million (or 3.0%) and $5.5 million (or 4.8%) in premiums and considerations and net investment income, respectively.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines, partially offset by declining employer/association group health premiums.

Premiums and other considerations from individual life insurance and annuity products amounted to $121 million in the 1995 period, compared to $112 million in the 1994 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales during the third quarter of 1995.

Net premium income on credit life and disability products increased $6.7 million versus the prior year period to $43.1 million in the third quarter of 1995, reflecting increased written premium for both credit life and credit disability products.

Net investment income of the life insurance subsidiaries increased $5.5 million, as noted above, reflecting a larger investment base in the 1995 period which more than offset the impact of a modest decline in overall yield versus the third quarter of 1994. As previously discussed, the Company considers available market interest rates and portfolio rates of return in determining interest rates credited and offered on its interest sensitive policies, and has initiated rate reductions on various products during 1995.

Total  benefits   and  expenses   of  the   life   insurance
subsidiaries increased $15.9 million or 4.5% over the same period of 1994.

Benefits to policyholders and beneficiaries amounted to $178.6 million in the 1995 period versus $178.1 million reported for the third quarter of 1994. A $10.7 million decrease in employer/association group health benefits, reflecting the decline in volume on that line, was essentially offset by increases in death benefits in the individual life, credit life, and group life insurance lines. These increases reflected both greater volume and less favorable mortality experience, as discussed earlier, in comparison to the third quarter of 1994.

Interest credited to policyholder account balances increased $4.2 million (or 8.6%) over the third quarter of 1994. This increase reflected the greater volume of universal life-type and individual annuity contracts in the 1995 period as well as the current year impact of increases in rates of interest credited, initiated during the second half of 1994, on substantially all of the Company's deferred annuities as previously discussed.

An increase in future policy benefits of $23.9 million was recorded for the 1995 period, versus $20.9 million for the corresponding 1994 period, with the $3.0 million increase primarily associated with the increase in premiums on credit insurance products.

Amortization of deferred policy acquisition costs amounted to $39.6 million in the third quarter of 1995, versus $42.5 million in the corresponding 1994 period. The decline came primarily from the credit life and disability lines, which reflected amortization relating to the termination of a block of business in the 1994 period.

Aggregate commissions, general expenses, and insurance taxes and licenses increased from $64 million in the third quarter of 1994 to $75 million in the 1995 period. The increase reflected approximately $2 million volume related expenses which are directly associated with premiums from a specialty group insurance product marketed in conjunction with a consumer retailer, as well as third quarter expenses of about $900 thousand from closing of a group claims office as previously discussed. The remainder of the increase is primarily attributed to increased volume in the individual life and annuity line as well as greater credit insurance written premiums.

                   OTHER FINANCIAL INFORMATION




The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of September 30, 1995 and December 31, 1994, the consolidated results of operations for the nine and three month periods ended September 30, 1995 and 1994, and consolidated cash flows for the nine month periods ended September 30, 1995 and 1994, have been included in the accompanying financial statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

                   Part II - Other Information



Item 1.  Legal Proceedings
         _________________


On August 29, 1995, the United States District Court for the Northern District of Illinois in Hoban v. USLIFE Credit Life
Insurance Company, All American Life Insurance Company and Security of America Life Insurance Company, certified a plaintiff class and then granted the defendants' Motion to Dismiss based upon the lack of a valid Federal RICO claim. As reported in the Company's Report on Form 10-Q for the quarter ended June 30, 1995, this purported class action alleged that the defendant companies, all of which are subsidiaries of the Company, sold single premium credit life and credit disability insurance policies to second mortgage borrowers in several states and that some second mortgage loans were paid off early so that the insureds were legally entitled to refunds for unearned premiums. In granting this Motion to Dismiss, the Court also refused to assert its discretionary jurisdiction over the remaining state law claims, thereby terminating this case, and requiring that those claims be asserted in state court if at all.

As reported in the Company's Report on Form 10-Q for the quarter ended March 30, 1995, on March 1, 1995, a purported class action (Grant, et al. v. USLIFE Credit Life Insurance Company and Security of America Life Insurance Company) was filed in the Chancery Division, Circuit Court of Cook County, Illinois. The Complaint alleged that the defendant companies, which are subsidiaries of the Company, sold single premium credit life and credit disability insurance policies to second mortgage borrowers and that when some second mortgage loans were prepaid, defendants failed to refund unearned premiums to insureds. On August 3, 1995, the Court granted the plaintiffs' Motion for Voluntary Dismissal, thereby terminating this case without prejudice.

As previously reported in the Company's Report on Form 10-K for the year ended December 31, 1994, on November 17, 1994, a purported class action (Smith, et al. v. USLIFE Credit Life Insurance Company, et al.) was filed in the United States District Court for the Northern District of Illinois. The Complaint alleges that in connection with purchases by plaintiffs of single premium term life insurance from mortgage lenders in connection with second mortgage loans, defendants misrepresented the type of insurance offered as credit life insurance and sold the term life insurance at premiums in excess of those permitted for credit life insurance. The Complaint further alleges that upon prepayment of mortgage loans plaintiffs did not receive refunds of unearned premiums, which they would have been entitled to receive had they purchased credit life insurance. The Complaint contains claims for damages for breach of contract, breach of fiduciary duty, unfair and deceptive acts and practices, fraud, restitution and unjust enrichment and civil claims under the Federal RICO statute. On January 10, 1995, defendants filed motions to dismiss the Complaint for, among other reasons, failure to state a legally cognizable claim. On July 27, 1995, the parties filed a Stipulation of Dismissal of plaintiffs' claims against USLIFE Credit Life Insurance Company and Security of America Life Insurance Company, leaving the matter pending against only All American Life Insurance Company. The parties are working toward a possible settlement of all claims asserted in this action. Such a settlement would also resolve the claims asserted by plaintiffs in the Hoban and Grant cases described above.

On August 28, 1995, a purported class action (John G. Robinson & Company, et al. v. The Old Line Life Insurance Company of America) was filed in the District Court of Tarrant County, Texas. On September 29, 1995, the case was removed to the United States District Court for the Northern District of Texas. The Complaint alleges that defendant, a subsidiary of the Company, violated the federal Telephone Consumer Protection Act by sending unsolicited facsimiles of advertisements. The Complaint contains claims for damages in the amount of $500 for each such unsolicited facsimile or alternatively, plaintiffs' actual monetary loss, and treble damages or alternatively punitive damages. No contingent loss has been accrued for this litigation because the amount of the loss, if any, cannot be reasonably estimated.

On March 16, 1995, a purported class action (Dana Galloway v. USLIFE Credit Life Insurance Company) was filed in the Circuit Court of Fayette County, Alabama. The complaint alleges that defendant, a subsidiary of the Company, issued insurance contracts in an amount sufficient to cover the gross amount of indebtedness, rather than the net amount of indebtedness, contrary to Alabama law. Plaintiffs seek compensatory and punitive damages in unspecified amounts. No contingent loss has been accrued for the litigation because the amount of the loss, if any, cannot be reasonably estimated.

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________


(a)       Exhibits

10   (i) - USLIFE Corporation 1981 Stock Option Plan.

     (ii) - USLIFE Corporation 1978 Stock Option Plan, as amended.

     (iii) - USLIFE Corporation Restricted Stock Plan (As Amended
     Effective September 1, 1995).

     (iv) - USLIFE Corporation 1991 Stock Option Plan (As Amended
     Effective September 1, 1995).

     (v)  -   USLIFE  Corporation  Book  Unit  Plan  (As  Amended
     Effective September 1, 1995).

27   Financial Data Schedule


(b) No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended September 30, 1995.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          USLIFE Corporation
                                    _____________________________

                                             (Registrant)


  November 8, 1995                      By /s/ Greer F. Henderson
____________________                _____________________________

        Date                             Greer F. Henderson
                                          Vice Chairman and
                                        Chief Financial Officer