Form 10-K
period 1995-12-31
USLIFE CORP
filed 1996-03-27
CIK 102420

________________________________________________________________________________
________________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________   to   _____________________


                         Commission file number 1-5683

                               USLIFE Corporation

             (Exact name of Registrant as specified in its charter)

            New York                                   13-2578598
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                             _____________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 22, 1996 was approximately $1,097,664,000.
                             _____________________

     The number of shares outstanding of the Registrant's Common Stock as of February 22, 1996 was 34,496,445.

________________________________________________________________________________
________________________________________________________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specified information in USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December
31, 1995 for use in connection with the Annual Meeting of Shareholders to be held on May 21, 1996, is incorporated by reference in Part III hereof.

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

                                                             Year Ended December 31
                                          ______________________________________________________________
                                             1995         1994         1993         1992        1991
                                             ____         ____         ____         ____        ____

                                                      (In Thousands Except Per Share Statistics)
OPERATIONS DATA:
 Total income........................     $1,739,552   $1,651,187   $1,600,038   $1,529,452   $1,382,906
                                          ==========   ==========   ==========   ==========   ==========

 Income from operations..............     $  105,414   $   96,185   $   97,157   $   69,612   $   74,672
 Cumulative effect of
  accounting change (a)..............              -            -            -      (37,990)           -
                                          __________   __________   __________   __________   __________
 Net income..........................     $  105,414   $   96,185   $   97,157   $   31,622   $   74,672
                                          ==========   ==========   ==========   ==========   ==========

 Income per share:(b)
 Income from operations..............          $3.03        $2.79        $2.83        $2.04        $2.14
 Cumulative effect of
  accounting change (a)..............              -            -            -        (1.12)           -
                                               _____        _____        _____        _____        _____
 Net income..........................          $3.03        $2.79        $2.83        $ .92        $2.14
                                               =====        =====        =====        =====        =====

 Number of shares used in income
  per share calculations.............         34,811       34,530       34,307       34,085       34,704
                                              ======       ======       ======       ======       ======


Dividends Per Common Share...........          $ .91        $ .84        $ .81        $ .76        $ .71
                                               =====        =====        =====        =====        =====

                                                                    December 31
                                          ______________________________________________________________
                                            1995         1994          1993          1992         1991
                                            ____         ____          ____          ____         ____

                                                      (In Thousands Except Per Share Statistics)

BALANCE SHEET DATA (c):
  Total assets.......................     $7,930,504   $7,004,262   $6,740,241   $6,095,272   $5,329,269

  Long-term debt.....................        349,493      349,360      349,235      349,439      249,229

  Equity Capital:
    Reported.........................      1,308,254      877,888      966,029      890,441      884,436
    Before unrealized gains and
     losses on securities............      1,112,804    1,034,136      966,058      890,606      884,449

  Equity Capital per share (b):
    Reported.........................          37.47        25.43        28.07        26.07        25.90
    Before unrealized gains and
     losses on securities............          31.87        29.96        28.07        26.07        25.90




    Number of shares used in Equity
     Capital per share calculations..         34,918       34,515       34,413       34,158       34,146

__________

     (a) Effective as of January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to recognize the initial obligation under the Statement by means of a one-time charge to net income for cumulative effect of the accounting change.

     (b) See Note 1 of Notes to Financial Statements as to calculations of income per share. Equity Capital per share was calculated by dividing Equity Capital by the number of common and common equivalent shares outstanding at the end of each period.

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

   Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Net cash provided from operating activities of the life insurance subsidiaries amounted to approximately $211 million in 1995.

   Payment of dividends from the life insurance subsidiaries for application toward liquidity needs at the parent company level (including overhead costs, interest on indebtedness and dividends on preferred and common stocks) may require regulatory approval in cases where such dividends exceed certain guidelines. These guidelines are generally based on after-tax income and equity capital as reported to regulatory authorities on the basis of statutory accounting practices (see Note 18 of Notes to Financial Statements) and, at a further threshold, may require payment of additional taxes under provisions of Federal income tax law applicable to life insurance companies. In determining the timing and amount of such dividend payments, management considers, among other factors, insurance industry rating agency criteria which are based primarily upon the statutory financial position of life insurance companies. Historically, these self imposed criteria have been more restrictive in terms of dividend availability than the aforementioned regulatory or tax considerations.

   Cash dividends paid by all consolidated subsidiaries to the parent company in 1995 amounted to $42 million, including $6.5 million remitted by an inactive life insurance subsidiary and then contributed to another life insurance subsidiary in connection with the earlier combination of the two companies' operations. Excluding the latter transaction, cash dividends totaling $36 million were received during 1995 from USLIFE's subsidiaries for application toward parent company cash requirements, versus $46 million in 1994 and $61 million in 1993. All of the aforementioned cash dividends to the parent company came from the life insurance subsidiaries. Additionally, during 1993, securities with market value of $22 million were transferred from a life insurance subsidiary to the parent company and subsequently contributed to another life insurance subsidiary in connection with the combination of the two subsidiaries' operations.

   The reduced level of dividends to the parent company in 1995 as compared to 1994 reflected the Company's analysis of statutory capital requirements associated with the growth of individual life insurance sales in 1995, for which new annualized premiums increased 21% over the prior year, and its consequent decision to limit the amount of such dividends in order to permit capital accumulation at the subsidiary level. As a result, a portion of parent company working capital requirements during 1995 was financed through a $26 million increase in short term borrowings. The greater amount of cash dividends received in 1993 versus the following years reflected capital made available at the subsidiary level from the combination of operations of certain life insurance subsidiaries, and a portion of the 1993 dividends was applied to repay corporate borrowings.

   Investment advisory and service fees paid by the life insurance subsidiaries, and portfolio investment income comprise additional sources of liquidity at the parent company. These sources totalled about $13 million in each of the three years ended December 31, 1995. Parent company cash flows may also be complemented by transactions such as repayment of advances by certain subsidiaries and proceeds from investment securities sold, matured or redeemed.

   In addition to the liquidity factors at the subsidiary level previously discussed, cash requirements at the parent company for interest on indebtedness, dividends on preferred and common stocks, and overhead costs are a key factor in the Company's overall liquidity situation. On a pre-tax basis, interest and overhead expense charges, less depreciation, amortization, and provisions for future retirement benefits, amounted to $71 million, $65 million and $62 million in 1995, 1994 and 1993, respectively, while dividends totalled $31 million, $29 million and $27 million, respectively. The major portion of the 1995 and 1994 increases in interest and overhead came primarily from interest expense, reflecting higher interest rates applicable to short term corporate borrowings.

   The Company's common stock repurchase program is also a factor in its cash requirements. In October 1995, the Board of Directors extended this program through November 1996 and authorized repurchase of up to 1.5 million common shares. During 1995, 128,700 shares were repurchased by the Company at a total cost of $3 million under this program, for an average cost of $25.12 per share. These purchases were financed primarily by selective sales of bonds in the parent company investment portfolio.

   On a consolidated basis, net cash provided by operating activities amounted to $180 million, $178 million and $98 million in 1995, 1994 and 1993 respectively. These reported amounts reflect fluctuations in accounts payable and receivable and amounts due to policyholders that result from random timing differences in securities transaction settlements, claims payments, and similar matters. Excluding the impact of these fluctuations, net cash provided by operating activities would be $179 million, $166 million, and $152 million in 1995, 1994 and 1993, respectively.

   Cash flows from operating activities for 1995 included $102 million from the change in liability for future policy benefits, versus $73 million in 1994. The increase reflected increased sales of term insurance as well as greater written premiums on credit life and disability products in 1995.

   Interest credited to policyholder account balances increased to $210 million in 1995 versus $194 million in 1994, reflecting the aggregate growth in policyholder account balances from $3.3 billion at December 31, 1993 to $3.6 billion at December 31, 1994 and $3.8 billion at December 31, 1995. The portion of policyholder account balances relating to individual annuities was virtually unchanged at approximately $1.8 billion at both December 31, 1995 and December 31, 1994. The balance, relating to universal life insurance contracts, increased approximately $190 million during 1995.

   Increases in rates of interest credited on substantially all of the Company's deferred annuities, initiated during the second half of 1994 and effective for renewing contracts either at contract anniversary or January 1, 1995, were also a factor in the increase in interest credited to policyholder account balances for 1995 versus 1994. As discussed under "Results of Operations," reductions in interest rates offered and credited on the Company's universal life insurance and annuity products were implemented during 1995, continuing into 1996.

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

   As of December 31, 1995, approximately 9% of the Company's deferred annuity contracts and 15% of its universal life insurance policies, based on policyholder account balances, were beyond the contractual period during which a significant charge could be imposed in the event of termination. Based on the Company's significant 1991 sales of individual annuities with five year surrender charge periods, with gross deposits that year totalling approximately $500 million, an increase in the proportion of annuity contracts beyond the surrender charge period is anticipated during 1996. The Company's asset / liability management strategies have contemplated the expected surrender pattern for these annuities, and based on cash flow testing the Company believes that its distribution of investments is appropriate for the cash requirements associated with the expected level of surrenders.

   Net additions to deferred policy acquisition costs amounted to $67 million in 1995, versus $45 million in 1994 and $36 million in 1993. The 1995 increase of approximately $22 million reflected greater individual life insurance sales in 1995. New annualized premiums for traditional individual life insurance products (primarily term insurance) increased $14 million or 26% over 1994, while sales of interest-sensitive life insurance products increased $10 million or 17%.

   Current year Federal income tax payments amounted to $56 million, $55 million and $61 million in 1995, 1994 and 1993, respectively. The Company and certain subsidiaries also made payments to the Internal Revenue Service during 1994 amounting to approximately $6 million, relating to settlement of prior year tax returns. Since the latter payments were associated with a previously recorded liability, this settlement had no impact on reported results of operations.

   Net cash used in investing activities amounted to $264 million, $457 million, and $493 million in 1995, 1994 and 1993, respectively. The 1995 decrease reflected a reduced level of individual annuity sales and a greater level of surrenders on these contracts during 1995 as compared to 1994, both of which affected the increase in policyholder account balances.

   Individual annuity gross deposits decreased from $345 million in 1993 to $245 million in 1994 and to $94 million in 1995. The 1994 decrease reflected previous management actions with objectives including diversification of sales mix and production sources. The 1995 decrease resulted from various factors including the negative impact on sales of declining interest rates offered on these contracts during 1995.

   Individual annuity surrender benefits increased to $208 million in 1995 versus $173 million in 1994 and $119 million in 1993, reflecting the greater volume of annuity contracts in force and increased interest rates available to consumers on certain alternative investments. It should be noted that the major portion of these surrenders resulted in imposition of a surrender charge by the Company as contractually permitted and consequently, these surrenders did not have an adverse impact upon consolidated results of operations for 1995.

   Reflecting the above factors, the increase in policyholder account balances amounted to $99 million in 1995 versus $269 million in 1994 and $417 million in 1993.

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

   The approximately $438 million, $1.1 billion, and $1.2 billion disposals of fixed maturity investments included in cash flows from investing activities for 1995, 1994 and 1993 included, respectively, $115 million, $209 million and $928 million (adjusted cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain securities as part of the Company's asset / liability management strategy with objectives including maintenance of an appropriate relationship of asset yields and maturities to current policy liabilities, as well as sales of certain non-performing securities for which reserves had previously been established. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments.

   Purchases of fixed maturity investments in 1995, 1994 and 1993 amounted to approximately $799 million, $1.5 billion and $1.8 billion, respectively, reflecting both reinvestment of the proceeds from fixed maturity disposals and investment of funds corresponding to the increases in policyholder account balances.

   Net unrealized gains on the Company's fixed maturities portfolio, with adjusted cost of $5.6 billion at December 31, 1995, amounted to $448 million at that date. This amount reflects gross unrealized gains of $458 million and gross unrealized losses of $10 million. Also at that date, the fixed maturities portfolio includes defaulted securities totalling $7 million (at fair value). The sales of selected fixed maturity investments in accordance with the Company's asset / liability management strategies and the retention of certain securities with current market value less than book value or currently in non-performing status are not anticipated to result in a material adverse impact upon the Company's net cash flows.

      As discussed in Note 14 of Notes to Financial Statements, the Company's $296 million consolidated investment in mortgage loans as of December 31, 1995 is characterized by a broad geographical distribution. The Company invests principally in commercial mortgages which comprise substantially all of the total investment in mortgages at December 31, 1995. Commercial mortgage investments are generally made with a loan-to-value ratio not in excess of 75% and emphasize fully occupied general purpose retail, office and industrial real estate having broad user appeal on a diversified national basis. Investment in real estate is limited typically to selected commercial real estate which is substantially pre-leased or where the prospects of finding a user upon completion are unusually attractive.

   As of December 31, 1995 and 1994, consolidated invested assets included $18 million and $30 million book value of real estate acquired through foreclosure, respectively. Consolidated net investment income includes net credits of approximately $1 million and $500 thousand in 1995 and 1994, respectively, relating to such properties. It is the Company's general policy to determine the estimated net realizable value of foreclosed real estate based upon appraisals relating to the underlying mortgage loans which are continually reviewed and/or updated by management based upon market conditions furnished by third party property managers or brokers. The Company maintains reserves so that these assets are carried at the lower of cost or estimated net realizable value. Based on current evaluation of real estate properties held as a result of foreclosure and anticipated continuation of the Company's policies relating to disposal of such properties, the retention of these properties until disposal at terms believed to reflect their estimated net realizable values is not anticipated to result in a material adverse impact upon consolidated net investment income or the liquidity of the Company.

   Net cash flows provided by consolidated financing activities amounted to $96 million, $270 million, and $380 million in 1995, 1994 and 1993, respectively. The reduced levels of cash flows from financing activities in 1995 and 1994, versus the respective prior year, reflect the smaller increases in policyholder account balances as discussed above.

   Cash flows from financing activities for 1995 reflect a $26 million increase in notes payable relating to parent company working capital requirements as discussed above. Financing activities for 1994 reflect a refinancing transaction in which the Company borrowed $100 million, classified as notes payable, under a revolving credit agreement which provided for term loan borrowings of up to $150 million. The proceeds of this borrowing were utilized to repay $100 million "current maturities of long-term debt" under a previous two-year revolving credit facility. Subsequently in 1994, the Company borrowed the remaining $50 million available under this agreement and utilized these proceeds to repay a similar amount of short-term variable rate bank borrowings. The aggregate 1994 increase of approximately $31 million in outstanding long-term and short-term debt relates primarily to working capital requirements. In 1993 refinancing transactions, the Company issued a total of $300 million principal amount of debt securities under shelf registration statements and utilized the proceeds to repay $200 million long term debt and $100 million short term variable rate bank debt. The $112 million decrease in notes payable included in 1993 cash flows from financing activities reflects the noted refinancing of short term variable rate bank debt as well as the application of a portion of dividends received from the life insurance subsidiaries by the parent company to repay short term bank borrowings as discussed earlier.

   As of December 31, 1995, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short-term borrowings with four banks, negotiated independently of such lines to take advantage of more favorable available interest rates, in the aggregate amount of $73 million, as well as $150 million borrowings under a revolving credit agreement with The Bank of New York which expires in April 1996. The Company currently anticipates, subject to negotiations, that it will commence a generally similar revolving credit agreement at that time for a term not to exceed three years. The Company also has available a revolving credit agreement with Chemical Bank which expires in February 1997 and provides short term borrowing facilities up to $100 million, under which no borrowings were outstanding at December 31, 1995. The Company's short term borrowings were utilized primarily for working capital requirements.


Capital Resources

   Long term debt at December 31, 1995 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000, both issued in early 1993 under shelf registration statements. The Company has filed an additional shelf registration statement which, as of December 31, 1995, permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder. The Company's remaining long term debt at December 31, 1995 consists of a $50 million issue of 9.15% Notes due 1999 which permits early repayment at the option of the Company, commencing in June 1996.

   While it is currently anticipated that the major portion of the long term debt will be repaid using the net proceeds of debt and/or equity or combination securities to be issued at future dates, determination of the timing and amount of such repayments and securities issues will be dependent upon future market conditions, future cash flows, and other unforeseen circumstances.

  For the years ended December 31, 1995, 1994 and 1993, respectively, consolidated interest expense amounted to $40 million, $36 million, and $32 million. The 1995 increase in interest expense came primarily from higher interest rates applicable to the Company's short term borrowings, and also reflected the $26 million increase in notes payable related to parent company working capital requirements as previously discussed. The 1994 increase came primarily from higher interest rates applicable to short-term borrowings.

  Dividends paid on the Company's outstanding stock issues for 1995, 1994, and 1993, respectively, were $31 million, $29 million, and $27 million, substantially all relating to common stock. The increases in these dividends reflected increases in common stock dividends per share from 81 cents in 1993 to 84 cents in 1994 and to 91 cents in 1995.

  As discussed in Note 13 of Notes to Financial Statements, the Company has outstanding Standby Letters of Credit with two banks representing contingent obligations to fund various trusts established in connection with certain employment contracts of management employees and retirement plans in the event of a Change in Control (as defined in the trust agreements), totalling $93 million, and the parent company has guaranteed certain obligations of its subsidiaries.



Results of Operations

     1995 Compared to 1994


     For the year ended December 31, 1995, net income amounted to $105.4 million versus $96.2 million for 1994.

     Net income for 1995 included net capital gain transactions with an after-tax impact of $4.2 million, while 1994 net income included net capital losses with an after-tax impact of $902 thousand. The 1995 net capital gains reflect disposals of several fixed maturity investments pursuant to tender offers of the respective issuers, as well as certain redemptions as discussed under "Financial Condition". The 1994 net capital losses came primarily from disposal of certain real estate investments.

     Capital gains and losses during 1995 reflect disposals of non-performing securities with adjusted cost of approximately $26 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $24 million. Since reserves had been previously recorded to recognize the reduction in value of these investments, these disposals did not have a material impact on current reported results.

     Excluding the capital gains and losses discussed above, consolidated after-tax income amounted to $101.3 million for 1995 versus $97.1 million for 1994, an increase of $4.2 million or 4%. On a similar basis, after-tax income of the life insurance subsidiaries increased $7.7 million or 6%. Also on a similar basis, after-tax corporate charges (including the operating results of the Company's servicing units) amounted to $40.6 million in 1995 versus $37.1 million for 1994, resulting in a negative comparative impact of $3.5 million on after-tax consolidated results that partially offset the improvement in life insurance subsidiary results.

     The improvement in life insurance subsidiary results came primarily from an increase in pre-tax profits from the individual life and annuity product line, partially offset by unfavorable results from the employer/association group health insurance line.

     The negative variance in corporate charges reflected increased interest expense at the corporate level. The Company's consolidated interest expense, which increased to $39.7 million in 1995 from $35.6 million in 1994, relates to borrowings at the parent company level for general corporate purposes. As discussed under "Financial Condition," the 1995 increase in interest expense came primarily from higher interest rates applicable to the Company's short term borrowings, and also reflected a $26.4 million increase in notes payable related to parent company working capital requirements.

     Pre-tax income of the life insurance subsidiaries, excluding the previously discussed capital gains and losses, was $215.0 million in 1995 versus $204.7 million in 1994. The major portion of the life insurance subsidiaries' pre-tax income is attributed to the individual life insurance and annuity product line. Other product lines include group life and health insurance, sold principally through employers and associations, and credit life and disability products which are sold primarily to customers of financial institutions. A discussion of the Company's various product lines, excluding the impact of capital gains and losses, follows.

     Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $206.1 million for 1995 versus $186.3 million for 1994. The increase of $19.8 million or 11% reflected contributions from major sources of profit including mortality experience, investment income, and voluntary policy termination experience ("persistency"). Gains from investment income are affected by changes in rates of return available to the Company on portfolio investments, and adjustments that may be made by the Company on credited rates of interest for certain contracts, as discussed below.

     A pre-tax profit of approximately $900 thousand was reported for credit life insurance coverages for 1995, versus $1.1 million in 1994. The negative variance of $200 thousand came primarily from somewhat less favorable mortality experience during the 1995 period. Written premiums from credit life insurance products increased $8.0 million or 12% versus 1994. It should be noted that pre-tax profits on credit insurance products are anticipated to be realized when currently written premiums are earned in future periods rather than during the period of sale.

     Pre-tax profits from the Company's group life insurance lines of business amounted to $5.8 million for 1995, versus $5.5 million for 1994, for a positive
variance   of    approximately   $300    thousand.       These   lines   include
employer/association group life insurance, mortgage life insurance, and certain specialty coverages. The positive variance came primarily from the group mortgage life insurance line, reflecting more favorable mortality experience. Pre-tax income from employer/association group life insurance products amounted to $5.1 million in 1995, approximating the $5.2 million reported in 1994.

     The Company's group health insurance lines of business reported a pre-tax loss of approximately $5 million for 1995 versus a pre-tax profit of $6 million for 1994. The negative variance of $11 million was primarily attributed to the employer/association group health insurance line, which reported a pre-tax loss of $5.2 million for 1995 versus a pre-tax profit of $5.6 million a year ago.

     Premium revenues on employer/association group health insurance products declined from $397 million in 1994 to $358 million in 1995, with the decline primarily attributed to traditional indemnity major medical cases associated with a shift in market emphasis toward managed care products. This change in market emphasis resulted both in a reduction of new sales of the Company's indemnity major medical products as well as erosion of business in force, over the past several years.

     Although a significant portion of the Company's 1995 major medical sales came from managed care products, historically the majority of its group insurance premium revenues were derived from indemnity major medical coverages. As a result, about 60% of current employer/association group health and disability premium in force at year end 1995 relates to traditional indemnity products.

     The Company has taken a number of actions to address the decline in revenues, including refinement of "ancillary" group products such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines, and has introduced new managed care products in several states (using provider networks made available through unrelated companies).

     The Company has also initiated expense reduction measures to alleviate the impact of reduced group health revenues. Despite these measures, the revenue decline outpaced reductions in overhead and other expenses during 1995. This revenue shortfall, together with expense charges of approximately $1 million related to the closing of a claims office, resulted in the reported pre-tax loss for 1995. The claims office closing represents the substantial completion of a program to consolidate these offices in order to achieve future economies.

     In January, 1996, the Company announced that it would discontinue offering its traditional indemnity major medical products, and that it would restrict its new sales of managed care major medical products to eight states where it has significant market presence and an appropriate managed care network in place. The Company will, however, continue to provide full support and service to all existing indemnity customers regardless of location and will seek to convert cases from indemnity coverage to managed care in order to conserve the business. As discussed in Note 4 of Notes to Financial Statements, the Company will continue to monitor this business in order to determine whether future financial statement adjustments are necessary.

     Profitability of the Company's group health insurance lines is dependent upon various factors including the ability of the Company to match premiums charged to benefit costs and to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. Market acceptance of products currently offered and those being introduced is also a key factor in the prospective profitability of these product lines.

     Pre-tax income from credit disability products amounted to $6.9 million in 1995, versus $5.2 million in 1994, reflecting an increased base of earned premiums and more favorable claims experience in 1995.

     Total revenues of the life insurance subsidiaries in 1995 amounted to $1.72 billion, an increase of $88 million or 5% over 1994, primarily on increases of $47 million (or 4%) and $27 million (or 6%) in premiums and considerations and net investment income, respectively.

     The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines, with declining employer/association group health premiums a partial offset as previously discussed.

     Premiums and other considerations from individual life insurance and annuity products amounted to $487 million in 1995, compared to $434 million in 1994, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business as well as increased sales during 1995.

     Net premium income on credit life and disability products increased $17 million to $149 million in 1995, reflecting increased written premium for both credit life and credit disability products. The increased written premium is attributed to various factors including increased sales through bank sources of business.

     Net investment income of the life insurance subsidiaries increased $27 million, as noted above, reflecting a larger investment base in the 1995 period. The pre-tax annual yield was 7.93% in 1995 versus 7.92% in 1994.

     The Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Recent rate actions are discussed below.

     Total benefits and expenses of the life insurance subsidiaries increased $70 million or 5% over 1994.

     Benefits to policyholders and beneficiaries amounted to $715 million in 1995, a decrease of $13 million versus the $728 million reported for 1994. A $39 million decrease in employer/association group health benefits, reflecting the decline in volume on that line, was the primary cause of the overall decrease in benefits. Volume related increases in benefits on various product lines, including increases of $10 million in death benefits on individual life insurance products and $4 million in credit life and disability benefits, partially offset the impact of the decline in employer/association group health benefits.

     Interest credited to policyholder account balances increased $16 million (or 8%) over 1994. This increase reflected the greater volume of universal life-type contracts in 1995 as well as credited interest rate adjustments on individual annuities initiated in late 1994. Recognizing the rise in available interest rates during the second half of 1994, credited interest rates offered on substantially all of the Company's deferred annuities were increased during that period, with the amount of increase varying based on type of contract.
Increases in credited renewal rates of interest on these contracts were effective either at contract anniversary or January 1, 1995 based on type of contract.

     Interest rates credited on the Company's deferred annuity contracts, exclusive of first year bonuses on certain products, typically ranged from 4.5% to 4.8% during 1994. Giving effect to the late 1994 rate actions, the rates credited on these contracts as of January 1, 1995 and during 1995 (on a similar basis) typically ranged from 4.8% to 5.5%, with a weighted average (based on account value) of about 5%. In 1995, a series of reductions in interest rates offered on newly issued deferred annuity contracts were implemented, together with various adjustments of credited interest rates on renewing contracts. As a result of actions taken during the fourth quarter of 1995, credited rate reductions of 25 to 50 basis points affecting the major portion of the Company's deferred annuities in force were implemented on January 1, 1996 for calendar year contracts and are being implemented on policy anniversary dates during 1996 for other contracts.

     Interest rates credited on the Company's universal life insurance contracts typically ranged from 6.0% to 7.0% during 1994 and during the first half of 1995. Reductions in credited rates, generally amounting to 25 basis points, were implemented during the third and fourth quarters of 1995 with respect to the major portion of the Company's universal life insurance policies in force as well as substantially all of its currently offered universal life insurance policies. Further credited rate reductions of 25 to 50 basis points were implemented on January 1, 1996. As a result of these actions, credited rates on the Company's universal life insurance contracts generally range from 5.3% to 6.8% commencing January 1, 1996.

     The prospective impact of these rate adjustments on reported results will be dependent upon various factors including future sales and surrender levels. Investment portfolio yield will also be a key factor in profitability of these lines.

     In the event of future general increases in market interest rates, the market value of certain of the Company's investments including its fixed maturity portfolio would be expected to decrease, and the contribution to the Company's earnings from the difference between interest earned on investments and interest credited on deferred annuity and universal life-type products could be adversely affected, depending on the timing and extent of adjustments in credited rates of interest on in-force business and in the investment portfolio in response to such changes.

     An increase in future policy benefits of $112 million was recorded for 1995, versus $79 million for 1994, with the $33 million variance primarily associated with the increase in premiums on traditional individual life insurance and credit insurance coverages.

     Aggregate commissions, general expenses, and insurance taxes and licenses increased from $262 million in 1994 to $293 million in 1995. The $31 million increase reflects approximately $7 million volume related expenses which are directly associated with premiums from a specialty group insurance product marketed in conjunction with a consumer retailer, as well as expenses of about $1 million from closing of a group claims office as previously discussed. The remainder of the increase is primarily attributed to increased volume in the individual life insurance and annuity product line and greater credit insurance written premiums.

     At December 31, 1995, consolidated invested assets included approximately $246 million (at fair value) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 3% of consolidated total assets at that date. See Note 3 of Notes to Financial Statements for further information. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

     In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In October, 1995, FASB issued Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation." As discussed in Note 1 of Notes to Financial Statements, the implementation of these Statements during 1996 is not anticipated to have a material impact on the Company's reported financial position or results of operations.

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

     Excluding the transactions discussed above (capital gains and losses, 1993 recognition of cumulative impact of income tax rate change, and 1993 home office property sale), consolidated after-tax income amounted to $97.1 million for 1994 versus $92.1 million for 1993, an increase of $5.0 million or 5%. On a similar basis, after-tax income of the life insurance subsidiaries increased $7.6 million or 6%. The improvement in life insurance subsidiary results came primarily from an increase in pre-tax profits from the individual life and annuity product line, accompanied by alleviation of certain expenses that negatively impacted 1993 group health results from "association" business as discussed below. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $37.1 million in 1994 versus $34.5 million for 1993, resulting in a negative comparative impact of $2.6 million on after-tax consolidated results. Higher interest rates applicable to short term corporate borrowings in 1994 were the primary cause of this negative variance. Corporate charges reflect, among other factors, interest expense associated with financing of repurchases of the Company's common stock under the treasury stock repurchase program.

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

     Individual life and annuity pre-tax profits, on a similar basis and including income attributable to capital and surplus, amounted to $186.3 million in 1994 versus $177.1 million in 1993. The increase of approximately $9 million or 5% reflected improved mortality experience, gains from investment income margins, and voluntary policy termination (persistency) experience.

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

     Total revenues of the life insurance subsidiaries in 1994 amounted to $1.630 billion, an increase of $46.8 million or 3% over 1993, primarily on increases of $43.4 million (or 4%) and $16.8 million (or 4%) in premiums and considerations and net investment income, respectively. Other income decreased $1.3 million to $17.0 million in 1994, reflecting the inclusion in 1993 results of $2.3 million income from the sale of a subsidiary's home office property.

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

     The Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on available market interest rates and portfolio rates of return. Investment income gains represent the spread between interest earned on the investment portfolio and interest credited to policyholders. These gains, on certain products, benefited during 1993 as reductions in credited rates of interest were implemented as contractually permitted while reductions in investment income arising from redemptions by the respective issuers were experienced over the course of the year. These gains tended to stabilize rather than increase during most of 1994 due to realization of the full impact of the investment income reductions associated with the earlier redemptions. Although available interest rates on securities investments rose during the latter portion of 1994, the impact on yields was not fully realized during that year.

     During 1993, interest rates credited on the Company's universal life insurance contracts typically ranged from 6.5% to 7.5% at the beginning of the year and from 6.0% to 7.0% at the end of the year, reflecting periodic rate decreases during that year. Rates were essentially unchanged on these policies during 1994. In 1993, interest rates credited on the Company's deferred annuity contracts, exclusive of first year bonuses on certain products, typically ranged from 4.5% to 5.0%. Credited rates of interest on the Company's deferred annuities at the beginning of 1994, on a similar basis, typically ranged from 4.5% to 4.8% . Recognizing the rise in available interest rates during the second half of 1994, first year credited interest rates offered on substantially all of the Company's deferred and immediate annuity contracts were increased during that period, with the amount of increase varying based on the type of contract. Credited renewal rates of interest were also increased on these contracts, with effective dates either at contract anniversary or January 1, 1995 based on type of contract. At January 1, 1995, giving effect to the various rate adjustments, the rates offered on these contracts typically ranged from 4.8% to 5.5% excluding first year bonuses.

     Total benefits and expenses of the life insurance subsidiaries increased $49.4 million or 4% over 1993.

     Benefits to policyholders and beneficiaries amounted to $727.9 million in 1994, versus $737.7 million in 1993. The decrease came primarily from reduced group health insurance volume, particularly in major medical business, relating to policy lapses and a reduced level of sales as previously discussed.

     Interest credited to policyholder account balances increased $10.3 million (or 6%), reflecting the increased volume of universal life-type and individual annuity contracts in 1994 with the impact of earlier reductions in credited rates of interest on certain contracts a partial offsetting factor.

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

                                    BUSINESS

Lines of Business

     USLIFE Corporation ("USLIFE" or the "Company"), a New York business corporation formed in 1966, is a life insurance-based holding company whose principal subsidiaries engage in the life insurance business. USLIFE operates nationwide and offers, through its subsidiaries, a broad portfolio of individual life insurance and annuity policies as well as group and credit insurance. Other subsidiaries of USLIFE, engaged in investment advisory, broker-dealer, marketing, real estate, data processing and administrative operations, provide services to the life insurance companies. Only life insurance is a reportable industry segment, and the related information is presented in Note 2 of Notes to Financial Statements.

     The following table sets forth total income and income before taxes of the operations of USLIFE for the indicated subsidiary groups and "corporate services" for the past five years.

                                                                Year Ended December 31
                       ____________________________________________________________________________________________________________
                              1995                   1994                  1993                 1992                  1991
                       ___________________  _____________________  ____________________  ____________________  ____________________
                                    Income              Income                 Income                 Income                 Income
                         Total      Before     Total    Before       Total     Before      Total      Before      Total      Before
                         Income     Taxes      Income   Taxes        Income    Taxes       Income     Taxes (a)   Income     Taxes
                         ______    ________    ______   _______      ______    _______     ______     ________    ______     ______
                                                                 (Amounts in Thousands)
Life Insurance........ $1,717,519  $221,455  $1,629,968  $203,424  $1,583,197  $206,011  $1,514,233  $159,301  $1,368,592  $171,487
Realty and
 Securities Investment     10,184      (321)     12,254      (214)     10,622    (2,542)     11,149       (59)      9,364       429
Corporate Services (b)     11,849   (61,209)      8,965   (56,213)      6,219   (51,898)      4,070   (54,905)      4,950   (60,897)
                       __________  ________  __________  ________  __________  ________  __________  ________  __________  ________
  Consolidated........ $1,739,552  $159,925  $1,651,187  $146,997  $1,600,038  $151,571  $1,529,452  $104,337  $1,382,906  $111,019
                       ==========  ========  ==========  ========  ==========  ========  ==========  ========  ==========  ========


_____________________

     (a)  Before   cumulative  effect  of  accounting  change  relating  to
  postretirement benefits other than pensions.

     (b) Reflects corporate interest expense and overhead, and corporate services to subsidiaries by USLIFE Corporation, USLIFE Systems Corporation, USLIFE Insurance Services Corporation, USLIFE Agency Services, Inc., and USLIFE Financial Institution Marketing Group, Inc., as well as consolidating adjustments.

Total income and income before taxes for the product groups included in the Life Insurance segment are shown in Note 2 of Notes to Financial Statements.



Life Insurance

  General

     In 1995, USLIFE's life insurance business was conducted by four operating life insurance subsidiaries (the "Life Insurance Subsidiaries"): The United States Life Insurance Company In The City of New York ("United States Life"), All American Life Insurance Company ("All American Life"), The Old Line Life Insurance Company of America ("Old Line Life"), and USLIFE Credit Life Insurance Company ("USLIFE Credit Life").

     The Life Insurance Subsidiaries are all domestic stock insurance corporations with strong regional identifications. United States Life is the oldest stock life insurance company in America, having been incorporated in New

York in February, 1850. While authorized to do business in all fifty states and the District of Columbia, its business is heavily concentrated in New York and adjacent eastern states. All American Life was incorporated in Illinois in 1950, and is licensed to do business in all states, except New York, and in the District of Columbia. Approximately 40% of its business in 1995 was derived from the central and southwestern regions of the United States. Old Line Life, incorporated in Wisconsin in 1910, is authorized to do business in all states, except New York, and in the District of Columbia; its business is concentrated heavily in Wisconsin, California, New Jersey and the north central region of the United States. USLIFE Credit Life, whose predecessors date from 1890, derives most of its business from its home state of Illinois and other midwestern and northwestern states.


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

     Individual life policies are offered by all of the Life Insurance Subsidiaries, except USLIFE Credit Life, on a non-participating and participating basis. Participating insurance is insurance whereby the policyholder is entitled to receive policy dividends reflecting the difference between the premium charged and actual experience, the premium being calculated to provide a margin over the anticipated cost of insurance protection. On December 31, 1995, 5% of individual life insurance in force was participating and premiums on participating policies represented 10% of individual life insurance premium income in 1995. See "Participating Policies" in Note 1 of Notes to Financial Statements. All group business, other than credit life insurance, is on a non-participating basis but approximately 12% of such business is subject to experience ratings under which the policyholder may receive refund credits depending on experience. Substantially all of the credit life insurance in force is non-participating.


  Development

     The following tabulations set forth the classes of life insurance in force at December 31, and the amount of new life insurance paid for and premium income in each of the years 1991 through 1995.

                                              1995           1994           1993           1992           1991
                                              ____           ____           ____           ____           ____
                                                                  (Amounts in Thousands)
Life Insurance in Force at December 31:
  Individual life......................   $ 99,466,568   $ 85,884,409   $ 75,850,909   $ 70,215,988  $ 65,363,964
  Credit life..........................      8,935,598      8,401,213      7,905,294      8,124,861     8,811,313
  Group life...........................     32,470,190     30,595,715     26,793,165     25,621,722    23,374,748
  Reinsurance assumed(a)...............     18,765,435     16,800,790     14,462,410     11,037,473    10,318,427
                                          ____________   ____________   ____________   ____________  ____________
       Total in force (a)(b)...........   $159,637,791   $141,682,127   $125,011,778   $115,000,044  $107,868,452
                                          ============   ============   ============   ============  ============

New Life Insurance:
  Individual life......................   $ 24,286,963   $ 19,875,925   $ 15,094,027   $ 13,842,145  $ 13,657,209
  Credit life..........................      5,816,836      5,517,215      4,698,246      3,327,816     3,192,498
  Group life...........................      4,308,945      2,739,075      2,474,122      2,433,088     6,628,972
                                          ____________   ____________   ____________   ____________  ____________
   Total direct new business written...     34,412,744     28,132,215     22,266,395     19,603,049    23,478,679
  Reinsurance assumed..................            355        111,630          5,060          3,644        18,046
                                          ____________   ____________   ____________   ____________  ____________
               Total new business......   $ 34,413,099   $ 28,243,845   $ 22,271,455   $ 19,606,693  $ 23,496,725
                                          ============   ============   ============   ============  ============



                                              1995           1994           1993           1992           1991
                                              ____           ____           ____           ____           ____
                                                                  (Amounts in Thousands)

Premium Income:
  Life Insurance:
       Individual(c)...................   $    274,623   $    243,817   $    220,686    $   207,822   $   199,968
       Credit life.....................         74,308         66,269         56,778         53,555        54,546
       Group life......................        193,069        185,482        178,302        165,897       154,582
                                          ____________   ____________   ____________    ___________   ___________
           Total life..................        542,000        495,568        455,766        427,274       409,096
                                          ____________   ____________   ____________    ___________   ___________
  Health Insurance:
       Credit disability...............         75,165         66,423         55,040         52,099        49,407
       Group health....................        375,265        406,688        438,075        452,306       386,373
       Other (d).......................            767          1,024          1,302          1,308         1,198
                                          ____________   ____________   ____________    ___________   ___________
           Total health................        451,197        474,135        494,417        505,713       436,978
                                          ____________   ____________   ____________    ___________   ___________
               Total premium income....   $    993,197   $    969,703   $    950,183    $   932,987   $   846,074
                                          ============   ============   ============    ===========   ===========

_______

     (a) Substantially all of the reinsurance assumed represents Servicemen's Group Life Insurance and Federal Employees' Group Life Insurance.

     (b) Includes ceded reinsurance of approximately $8.0 billion at the end of 1991 and 1992, $7.5 billion at the end of 1993, $7.8 billion at the end of 1994, and $9.3 billion at the end of 1995.

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

     (d) Includes individual health policies issued upon conversion of group health coverages.


  Additions and Terminations

     There follows a tabulation of the Life Insurance Subsidiaries' additions and terminations by cause for both individual and group and credit life for the three years ended December 31, 1995:

                                                   Individual                            Group and Credit
                                     _______________________________________   ______________________________________

                                              Year Ended December 31                    Year Ended December 31
                                     _______________________________________   ______________________________________

                                         1995          1994          1993          1995          1994          1993
                                         ____          ____          ____          ____          ____          ____
                                                                   (Amounts in Thousands)
In force, January 1...............   $85,925,752   $75,885,903   $70,247,455   $55,756,375   $49,125,875   $44,752,589
                                     ___________   ___________   ___________   ___________   ___________   ___________
   Issued.........................    24,271,424    19,859,084    15,064,328    10,125,781     8,256,290     7,172,368
   Reinsurance assumed............           355        11,545         5,060             -       100,085             -
   Revived........................       186,713       142,934       139,475         1,491             -             -
   Additions by dividend..........        15,539        16,841        29,699             -             -             -
   Increase, net..................             -             -             -             -     1,846,201       812,904
                                     ___________   ___________   ___________   ___________   ___________   ___________
            Total.................    24,474,031    20,030,404    15,238,562    10,127,272    10,202,576     7,985,272
                                     ___________   ___________   ___________   ___________   ___________   ___________
Terminated by:
   Death..........................       206,378       189,130       174,448       174,817       164,735       154,281
   Maturity.......................         2,238         2,403         2,748             -             -             -
   Expiry.........................        52,654        66,936        64,116     1,411,915     1,486,517     1,969,555
   Surrender......................     1,524,627     1,302,168     1,290,923         5,833         2,887         7,421
   Lapse..........................     7,722,925     6,946,802     6,657,464     2,769,018     1,917,937     1,480,729
   Decrease, net..................       315,712       422,941       477,916     1,397,721             -             -
   Conversion.....................     1,061,801     1,060,175       932,499             -             -             -
                                     ___________   ____________  ___________   ___________   ___________   ___________
            Total.................    10,886,335     9,990,555     9,600,114     5,759,304     3,572,076     3,611,986
                                     ___________   ___________   ___________   ___________   ___________   ___________
Increase..........................    13,587,696    10,039,849     5,638,448     4,367,968     6,630,500     4,373,286
                                     ___________   ___________   ___________   ___________   ___________   ___________
In force, December 31.............   $99,513,448   $85,925,752   $75,885,903   $60,124,343   $55,756,375   $49,125,875
                                     ===========   ===========   ===========   ===========   ===========   ===========


Individual Life Insurance and Annuities


     For the last three years, premiums and considerations and income before taxes (including income from capital and surplus) for the Individual Life Insurance and Annuity product line were as follows:

                                                   1995         1994         1993
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
   Premiums and considerations.................  $ 486,518    $ 434,240     $ 388,076
                                                 =========    =========     =========

   Pre-tax income:
    Before capital gains and losses............  $ 206,113    $ 186,274     $ 179,397
    Capital gains (losses).....................      9,759       (3,217)        4,999
                                                 _________    _________     _________
    Total......................................  $ 215,872    $ 183,057     $ 184,396
                                                 =========    =========     =========


     Universal life insurance represents approximately 34%, 36% and 37% of total individual life insurance in force at December 31, 1995, 1994 and 1993, respectively. Universal life insurance policies permit the policyholder to vary the timing and amount of premium payments, within contractual limits. Premium payments under these policies are credited to the policyholder's account balance, from which amounts are assessed for risk and administrative charges. These charges are subject to periodic adjustment by the Company. Interest is credited to the policyholder's account balance at rates which are subject to periodic adjustment by the Company.

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

     Profitability of universal life insurance is dependent on the Company's ability to earn a spread between the income on investments supporting these contracts and the rates of interest credited to policyholders, as well as underwriting results and actual experience in voluntary policy terminations ("persistency") and expenses in relation to levels assumed in setting premium rates.

     Profitability of non-interest sensitive life insurance coverages is dependent on underwriting results, the Company's ability to earn investment income in excess of the amounts required for accumulation of reserves for ultimate payment of policy benefits, and actual experience in persistency and expenses in relation to levels assumed in setting premium rates.

     The individual  annuities  that  have  been  sold  by  the  Life  Insurance
Subsidiaries are primarily single premium deferred annuity contracts that provide fixed interest rates which can be adjusted by the Company either on a calendar year or contract anniversary basis. Profitability of these products is primarily dependent on the Company's ability to earn a spread between the income on investments supporting these contracts and the rates of interest credited to the policyholders. These annuities are offered through financial institutions as well as general agencies who also offer life insurance products. Total policyholder account balances for the Company's individual single premium deferred annuities were $1.8 billion, $1.8 billion and $1.7 billion at December 31, 1995, 1994 and 1993, respectively. Gross deposits for single premium annuities amounted to $94 million, $245 million and $345 million in 1995, 1994 and 1993, respectively.

     The 1994 decrease in individual annuity gross deposits reflected previous management actions with objectives including diversification of sales mix and production sources. The 1995 decrease resulted from various factors including the negative impact on sales of declining interest rates offered on these contracts in 1995.

     The 1995 and 1994 increases in face value of individual insurance issued came primarily from increased term insurance sales. Sales of universal life insurance and traditional permanent life insurance also increased in both 1995 and 1994 as compared to the respective preceding year. The face amount of individual life insurance terminated, in the aggregate, by lapse and surrender amounted to $9.2 billion, $8.2 billion, and $7.9 billion in 1995, 1994 and 1993, respectively. The relative consistency of these terminations as a percentage of beginning of year in-force business reflected a continuation of favorable persistency experience.

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

     As  discussed   under  "Asset   /  Liability  Management;  Investments  and
Investment Results," the Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected cash flows from policy liabilities, including policy surrenders.


Credit Life and Disability Insurance

     For the last three years, premiums and income before taxes for the Credit Life and Disability product lines were as follows:


                                                   1995         1994         1993
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
   Premium income:
    Credit life................................  $  74,308    $  66,269     $  56,778
    Credit disability..........................     75,165       66,423        55,040
                                                 _________    _________     _________
    Total......................................  $ 149,473    $ 132,692     $ 111,818
                                                 =========    =========     =========
   Pre-tax income, before capital gains
    and losses:
      Credit life..............................  $     907    $   1,136     $   1,269
      Credit disability........................      6,883        5,230         5,010
    Capital gains (losses).....................        353        1,099         3,995
                                                 _________    _________     _________
    Total......................................  $   8,143    $   7,465     $  10,274
                                                 =========    =========     =========


     Credit life insurance, generally similar to decreasing term life insurance, is issued on the lives of borrowers to cover payment of loan balances in case of death. Credit disability insurance is written in conjunction with credit life insurance and covers the continuation of loan payments to a lender in the event the borrower becomes disabled. These products are primarily marketed through financial institutions and automobile dealers.

     Profitability  of   these  products  is  dependent  upon  various  factors,
including actual mortality and morbidity experience. Profitability is also affected by premium rate limitations imposed by regulatory authorities in various states and by competitive factors, which may affect both premium rates and levels of compensation provided by the Company to its sources of credit insurance business.


Group Life and Health Insurance

     For the last three years, premiums and income before taxes for the Group Life and Health product lines were as follows:

                                                   1995         1994         1993
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
   Premium income:
    Group life.................................  $ 193,069    $ 185,482     $ 178,302
    Group health...............................    375,265      406,688       438,075
                                                 _________    _________     _________
    Total......................................  $ 568,334    $ 592,170     $ 616,377
                                                 =========    =========     =========
   Pre-tax income, before capital gains
    and losses:
      Group life...............................  $   5,775    $   5,519     $   5,215
      Group health.............................     (5,031)       5,866         4,575
    Capital gains (losses).....................     (3,698)         774         1,658
                                                 _________    _________     _________
    Total......................................  $  (2,954)   $  12,159     $  11,448
                                                 =========    =========     =========



     The major portion of the Company's group life and health business consists of coverages sold through employers to their employees and coverages sold through associations to their members. The Company also offers group mortgage life and disability products and specialty group insurance products that are often marketed through financial institutions.

     Profitability of group insurance products is dependent on various factors including underwriting results and, particularly in the case of employer and association group health insurance products, the ability of the Company to match premiums charged to increases in benefit costs through periodic rate adjustments and to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. Premiums charged for group health insurance products are subject to periodic rate adjustments by the Company which considers, among other factors, trends in the costs of benefits provided in setting such rates. Profitability is also dependent on the Company's ability to generate sufficient premium volume to recover expenses necessary to support the business.

     Premium revenues on employer/association group health insurance products declined from $429 million in 1993 to $397 million in 1994 and to $358 million in 1995, with the decline primarily attributed to traditional indemnity major medical cases associated with a shift in market emphasis toward managed care products. This change in market emphasis resulted both in a reduction of new sales of the Company's indemnity major medical products as well as erosion of business in force, over the past several years.

     Although a significant portion of the Company's 1995 major medical sales came from managed care products, historically the majority of its group insurance premium revenues were derived from indemnity major medical coverages. As a result, about 60% of employer/association group health and disability premium in force at year end 1995 relates to traditional indemnity products. These policies were often sold together with employer/association group life insurance.

     The Company has taken a number of actions to address the decline in revenues, including refinement of "ancillary" group products such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines, and has introduced new managed care products in several states (using provider networks made available through unrelated companies).

     The Company has also initiated expense reduction measures to alleviate the impact of reduced group health revenues. Despite these measures, the revenue decline outpaced reductions in overhead and other expenses during 1995. This revenue shortfall, together with expense charges of approximately $1 million related to the closing of a claims office, resulted in the reported pre-tax loss for 1995. The claims office closing represents the substantial completion of a program to consolidate these offices in order to achieve future economies.

     In January, 1996, the Company announced that it would discontinue offering its traditional indemnity major medical products, and that it would restrict its new sales of managed care major medical products to eight states where it has significant market presence and an appropriate managed care network in place. The Company will, however, continue to provide full support and service to all existing indemnity customers regardless of location and will seek to convert cases from indemnity coverage to managed care in order to conserve the business. As discussed in Note 4 of Notes to Financial Statements, the Company will continue to monitor this business in order to determine whether future financial statement adjustments are necessary.

     In addition to the profitability factors indicated above, future results from the Company's group insurance product lines will be dependent on market acceptance of the recently introduced managed care and ancillary products and the degree to which the above strategies result in premium volume that is commensurate with continuing expense levels.


  Asset / Liability Management; Investments and Investment Results


     Investments are subject to the direction and control of the Boards of Directors or Executive Committees of each of the respective Life Insurance Subsidiaries. Certain investments are made upon the recommendation of USLIFE Realty Corporation or USLIFE Real Estate Services Corporation (see "Realty Investment" below) with respect to real estate and mortgages, and upon the recommendation of the parent company with respect to securities, all of which furnish such investment advice to the Life Insurance Subsidiaries. All investments must comply with applicable insurance laws and regulations, which prescribe the nature, quality and percentages of various types of investments which may be made by insurance companies. The major portion of funds available for investment in recent years has been invested in bonds and redeemable preferred stocks ("fixed maturities"), and in short term investments, including corporate commercial paper and money market instruments.

     The  investment  management  policies  of  the  Company  include  continual evaluation of securities market conditions and circumstances relating to particular investment holdings which may result in sale of fixed maturity or other investments prior to maturity. Securities may also be sold as part of the Company's asset / liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Additionally, the Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected cash flows, including surrenders, relating to policy liabilities. These cash flows are sensitive to various factors including available interest rates. Securities may be sold prior to maturity in order to rebalance the distribution of investment maturities based on this evaluation of expected cash flows. Consequently, the Company's entire portfolio of fixed maturity investments has been classified as "available for sale." Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed. The adjusted cost and fair value of the Company's debt security investments, by contractual maturity, are set forth in Note 3 of Notes to Financial Statements.

     The fixed maturities portfolios of the Life Insurance Subsidiaries at December 31, 1995 were predominantly comprised of investment grade securities (based on ratings assigned by recognized rating agencies and insurance regulatory authorities). At December 31, 1995, invested assets of the Life Insurance Subsidiaries included approximately $230 million (adjusted cost) of less than investment grade fixed maturity securities, based on these ratings. The latter investments had an aggregate fair value of approximately $232 million as of December 31, 1995 and based on fair value, represent approximately 3% of total assets of the Life Insurance Subsidiaries at that date. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The results of operations of the Life Insurance Subsidiaries historically have not reflected a material adverse impact from retention of such securities. Certain bonds, representing less than one half of 1% of the total fixed maturities portfolio for the Life Insurance Subsidiaries, have defaulted in interest. Quality ratings of the fixed maturities portfolio of the Life
Insurance Subsidiaries at December 31, 1995 with respect to each National Association of Insurance Commissioners (NAIC) credit classification are as follows:

                    Fixed Maturities Available for Sale
     ________________________________________________________________

     NAIC Class                     Adjusted Cost        Fair Value
     ___________                    _____________       ____________

                                         (Amounts in Thousands)

          1.......................   $3,451,633           $3,738,881
          2.......................    1,841,746            1,997,951
                                     __________           __________

     Total investment grade.......    5,293,379            5,736,832
                                     __________           __________

          3.......................      162,621              162,894
          4.......................       57,115               58,985
          5.......................        3,822                3,377
          6.......................        6,410                6,981
                                     __________           __________

     Total non-investment grade...      229,968              232,237

                                     __________           __________

     Total........................   $5,523,347           $5,969,069
                                     ==========           ==========



     The mortgage portfolio of the Life Insurance Subsidiaries at December 31, 1995 had an aggregate principal amount of approximately $300 million and consisted of approximately 300 loans. The mortgage portfolio is characterized by a broad geographical distribution, with approximately 6% of total book value at December 31, 1995 relating to the New England region of the United States, 17% from the middle-Atlantic states, 21% from the north-central states, 17% from the south-Atlantic states, 12% from the south-central states, 13% from the mountain states, and 14% from the Pacific states. Based on book value, approximately 36% of these mortgage loans at that date are secured by office buildings, 24% by industrial / warehouse properties, 29% retail, and the remainder secured by apartments, one to four family residential, hotel / motel, medically oriented, or other specialty properties. At December 31, 1995, the average principal balance of mortgage loans contained in the portfolio was $1 million, with a weighted average yield of 10.3% on principal balance. The average maturity was approximately 6 years. The largest principal balance of any single mortgage loan at that date was $10 million. The Company regards delinquent mortgage loans to be those on which interest due is unpaid for 60 days or more or the loan is in foreclosure. The book value of delinquent mortgage loans amounted to approximately 1.8% and 2.9% of the mortgage loan portfolio at December 31, 1995 and 1994, respectively. On December 31, 1995 property held as a result of foreclosure of loans amounted to $18 million.


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

     In 1993, net additions to the valuation reserve for securities investments (on a pre-tax basis) amounted to $8 million, and $25 million was added to such reserves relating to real estate, mortgage loans, and other long term investments. In 1994, net additions to the valuation reserve for securities investments were $3 million, and a total of $6 million was released from the reserves for real estate, mortgage loans and other investments due to disposal of certain investments for which reserves were previously established. In 1995, $8 million was released from the reserve for securities, and $24 million from the reserve for real estate, mortgage loans, and other investments, also as a result of disposal of investments for which reserves were previously established. Total pre-tax portfolio reserves for the Life Insurance Subsidiaries amounted to $89 million at December 31, 1995. The Company believes that adequate reserves for losses have been established.

     The following table shows the investment results of the Life Insurance Subsidiaries for the periods indicated.

                       Cash and Invested Assets                         Net Yield
                          At End of Period(1)                            on Cash       Pre-tax
                   ___________________________________       Net          and         Realized
   Year Ended                  Invested                  Investment     Invested       Gains
   December 31       Cash       Assets        Total       Income(2)     Assets(3)     (Losses)
   ___________       ____      ________       _____      __________     _________   ___________

                                             (Dollar Amounts in Thousands)
1995..........     $51,444    $6,204,247    $6,255,691     $475,839         7.93%      $ 6,413
1994..........      38,789     5,934,178     5,972,967      448,712         7.92        (1,322)
1993..........      52,179     5,475,671     5,527,850      431,923         8.35        10,835

________

     (1) Does  not include  adjustments for  net unrealized  gains and losses on
securities.   See Notes  1 and  3 of  Notes to  Financial Statements for further information.

     (2) Net investment income is after deduction of investment expenses but before realized capital gains or losses and federal income taxes.

     (3) Calculated on the basis of a formula prescribed by the National Association of Insurance Commissioners which computes the yield on the mean asset values during the year.


     The decrease in net yield on cash and invested assets from 8.35% in 1993 to 7.92% in 1994 reflected a decline in market interest rates that resulted in calls of higher yielding securities out of the investment portfolio, primarily in 1993, and reinvestment of proceeds from these securities as well as funds provided from operations at lower available interest rates.

     The Company's liability for policyholder account balances, amounting to $3.8 billion and $3.6 billion at December 31, 1995 and 1994, respectively, relates to interest sensitive life insurance and annuity contracts that are subject to periodic adjustment of credited interest rates by the Company. Credited interest rates for these products are determined by management based on factors including available market interest rates and portfolio rates of return, and accordingly are sensitive to changes in interest rates earned on the Company's investments and generally follow the pattern of yields on assets supporting the related liabilities. Credited rates of interest for these products are discussed in Management's Discussion and Analysis of "Results of Operations" herein. Traditional contracts (such as permanent and term insurance) are not subject to credited interest rate adjustments.

     As discussed under "Regulation" herein, the Life Insurance Subsidiaries have complied for statement years 1995, 1994 and 1993 with valuation actuary testing requirements, promulgated by the NAIC, which apply specified rules to assess the impact of various interest rate scenarios on the adequacy of assets to meet policyholder liabilities. These tests did not disclose any failure of the Company's assets to support its policy liabilities under the NAIC specified testing scenarios.

  Reserves and Reinsurance

     In accordance with applicable law, the Life Insurance Subsidiaries have set up and carry actuarial reserves to meet their obligations on their various policies. These reserves are amounts which, together with additions from premiums to be received and interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet the Life Insurance Subsidiaries' policy obligations as they mature. The liability for policy benefits relating to cash values of interest sensitive products is accumulated based on credited rates of interest which are subject to periodic adjustment. The statutory reserves of the Life Insurance Subsidiaries are certified by internal actuaries as permitted by state insurance departments and are not specifically examined by independent actuaries. The Life Insurance Subsidiaries generally reinsure risks over $1.5 million as well as selected risks of lesser amounts. See Note 15 of Notes to Financial Statements.


  Employees and Agents

     At December 31, 1995, the Life Insurance Subsidiaries had approximately 1,500 regular employees at their home and regional offices, and individual life insurance policies were sold principally through approximately 550 active general agencies located throughout the United States. As discussed below, services are also furnished to the Life Insurance Subsidiaries by the Company's Realty Investment, Securities Investment, and Corporate Services subsidiaries, and by USLIFE Corporation.

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


  Home Offices

     United States Life leases a portion of a building at 125 Maiden Lane, New York, New York 10038 which houses its principal executive offices as well as the principal executive offices of USLIFE, USLIFE Equity Sales Corporation, USLIFE Realty Corporation, USLIFE Advisers, Inc. and an office of USLIFE Systems Corporation. The leases for space occupied by United States Life and other USLIFE companies expire in 2006. Present annual base rent for all such companies is $1.7 million, subject to adjustment, tax and escalation clauses. The lease provides for two consecutive five year renewal options, based on fair rental value at the time of renewal. The group insurance operations of United States Life, certain other clerical and administrative units which provide support services for that company and certain other Life Insurance Subsidiaries, and several corporate units are located in a building at 3600 Route 66, Neptune, New Jersey 07754. This building is rented under a lease expiring in 2003 with renewal options for two additional five year terms and a further option relating to rental of additional office space. The annual base rent under this lease is approximately $2.3 million, subject to adjustment, tax and escalation clauses.

     In addition, subsidiaries of USLIFE own or lease other properties which house insurance and related service operations. Management believes its facilities are adequate for present needs in all material respects. See Note 12 of Notes to Financial Statements for further information regarding the Company's lease commitments.


  Regulation

     The Life Insurance Subsidiaries are subject to regulation and supervision by the supervisory agency of each state or other jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, premium levels, the form and content of mandatory financial statements (see "Basis of Presentation" in
Note 1 of Notes to Financial Statements), capital, surplus, reserve requirements and the types of investments which may be made. The National Association of Insurance Commissioners ("NAIC") has recommended certain regulatory reporting requirements for insurance companies, including "valuation actuary" and "risk-based capital" requirements. Under the valuation actuary requirement, the company must provide an actuary's certification of the adequacy of reserves for future liabilities, taking account of the assets that support them, under various possible economic scenarios. As indicated under "Asset / Liability Management; Investments and Investment Results," the Life Insurance Subsidiaries have satisfactorily complied with these requirements for statement years 1995, 1994 and 1993. The risk-based capital requirements, effective with statement year 1993, require the company to demonstrate that capital and surplus meet or exceed formula-driven standards based on exposure to specific categories of risk. Companies that do not meet a standard of at least a 200% ratio of "Total Adjusted Capital" to "Authorized Control Level Risk-Based Capital," as defined by regulatory authorities, are identified as candidates for various levels of regulatory action, ranging from increased surveillance to state insurance department control. At December 31, 1995, each of the Life Insurance Subsidiaries had a risk-based capital ratio (as defined) of 400% or more, thus exceeding the required ratio. The Life Insurance Subsidiaries have not experienced and do not anticipate an adverse impact on their operations as a consequence of the valuation actuary and risk-based capital requirements. As specified by the NAIC, Insurance Regulatory Information System ("IRIS") ratios of certain key statutory data are computed for the Life Insurance Subsidiaries on an annual basis. These ratios revealed no material exceptions for statement year 1995. The Life Insurance Subsidiaries may be required, under the solvency or guaranty laws of the various states in which they are licensed, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. The Life Insurance Subsidiaries are required to file detailed reports with each supervisory agency, and their books and records are subject to examination by each. In accordance with the insurance codes in the states in which they are domiciled and the rules and practices of the National Association of Insurance Commissioners, the Life Insurance Subsidiaries are examined periodically by examiners of the states in which they are domiciled and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. All of the Life Insurance Subsidiaries have been examined at least as of December 31, 1990.

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

     Most states have enacted legislation or adopted administrative regulations covering such matters as the acquisition of control of insurance companies and transactions between insurance companies and the persons controlling them. The National Association of Insurance Commissioners has recommended model legislation on these subjects which has been adopted, with variations, by many states. The nature and extent of the legislation and administrative regulations now in effect vary from state to state, and in most states they require administrative approval of the acquisition of control of an insurance company incorporated in the state, whether by tender offer, exchange of securities, merger or otherwise, and require the filing of detailed information regarding the acquiring parties and the plan of acquisition. Every insurance company which is authorized to do business in the state and is a member of an "insurance holding company system," other than a company incorporated in another state subject to substantially similar disclosure requirements and standards, is generally required to register as such with the insurance regulatory authorities and file periodic reports concerning its relationships with the insurance holding company and other affiliates of the holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be so maintained as to clearly and accurately disclose the precise nature and details of the transactions. Notice to or approval by regulatory authorities is frequently required for dividends paid by insurance companies, and their surplus following any dividend is required to be reasonable in relation to outstanding liabilities and adequate for financial needs. See
Note 18 of Notes to Financial Statements for further information regarding dividends. Broad examination and enforcement powers are conferred on regulatory authorities. Each of the Life Insurance Subsidiaries is required to register as a member of an insurance holding company system with the insurance supervisory authorities in at least one state. USLIFE does not presently anticipate that legislation and regulation such as that described above will materially restrict its activities.

     Acquired Immune Deficiency Syndrome (AIDS), which has received wide publicity because of its serious public health implications, presents special concerns to the life insurance industry. Morbidity and mortality risks are accepted by insurers based on methods of classification designed to appropriately relate premiums charged to such risks and, in this connection, steps have been taken toward strengthening the Company's underwriting and selection process. The Company's own mortality and morbidity experience reflects no significant adverse impact as a result of any acceleration of AIDS claims. The Company is continuing to monitor developments in this area but cannot predict the long term impact of this problem on the life insurance industry generally or on the Company.


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

     If the aggregate volume of insurance in force of the Life Insurance Subsidiaries were considered to be that of one company, such company would have ranked 19th among the companies listed in surveys contained in the June 26, 1995 edition of the National Underwriter, Life and Health Insurance Edition. In addition to competition among life insurance companies, the Life Insurance Subsidiaries also compete increasingly with other financial institutions such as commercial banks and securities brokerage organizations. Competition from such financial institutions as well as other insurance companies is considered by the Life Insurance Subsidiaries in determining the rates of return to be offered on interest sensitive products. See discussion under "Asset / Liability Management; Investments and Investment Results."


Realty Investment

  USLIFE Realty Corporation; USLIFE Real Estate Services Corporation

     USLIFE Realty Corporation ("Realty") was incorporated in 1954. Realty manages a portfolio of real estate, mortgage loan, and joint venture investments (approximately $800 thousand at December 31, 1995), enters into mortgage and real estate standby commitments for fees which may include the receipt of equity interests and participates in real estate joint ventures relating to properties being built for investment or sale.

     USLIFE Real Estate Services Corporation ("Services") was incorporated in 1969. Services, a subsidiary of Realty, provides investment advice and management services for the combined mortgage and real estate portfolios of the Life Insurance Subsidiaries as well as certain other services for the Life Insurance Subsidiaries, such as originating mortgage loans, arranging standby commitments for fees and participations in real estate equity developments which frequently include participation in the profits or ownership of the underlying enterprises. Investment decisions, both as to overall investment objectives such as diversification, yield and risk, and as to the specific investment, remain the responsibility of the individual Life Insurance Subsidiaries. USLIFE Real Estate Services Corporation also provides services relating to mortgage portfolios of non-affiliated companies amounting to approximately $5 million at December 31, 1995.

Securities Investment

  USLIFE Advisers, Inc.

     USLIFE Advisers, Inc. ("Advisers"), a wholly-owned subsidiary of USLIFE, was incorporated in October 1972 to be the adviser to USLIFE Income Fund, Inc. ("Income Fund"), a closed-end mutual fund sponsored by USLIFE. Income Fund's primary investment objective is to provide a high level of current income to its shareholders. Income Fund made a public offering of its securities in December 1972 and had net assets of approximately $58 million at December 31, 1995. Advisers' services to Income Fund are furnished under an investment advisory contract which, as required by the Investment Company Act of 1940, provides that its continuance is subject to specific approval at least annually by a majority of the directors of Income Fund, including a majority of its directors who are not parties to such agreement or interested persons of any such party, or by vote of the holders of a majority of the outstanding voting securities of Income Fund, and to termination by either party on 60 days' notice. In 1995, Advisers earned fees of $392 thousand pursuant to this contract.


  USLIFE Equity Sales Corp.

     USLIFE Equity Sales Corp. ("Equity Sales") was incorporated in 1968 as a wholly-owned subsidiary of USLIFE. It is a member of the National Association of Securities Dealers, Inc., and Securities Investors Protection Corporation and is registered as a broker-dealer in all 50 states and the District of Columbia. Its principal business is the sale of securities by licensed registered representatives who also sell the life insurance products of the Life Insurance Subsidiaries.

     Approximately 760 registered representatives, almost all of whom are also licensed insurance agents, are affiliated with Equity Sales and are supervised by its main office in New York City. Equity Sales works with the Life Insurance Subsidiaries to recruit their agents to become registered representatives of Equity Sales. Emphasis is placed on the joint marketing of securities and insurance products.


Corporate Services

     The "Corporate Services" category includes the operations of USLIFE Systems Corporation, USLIFE Agency Services, Inc., USLIFE Insurance Services Corporation, and USLIFE Financial Institution Marketing Group, Inc., each of which furnish services to USLIFE's subsidiaries.

     USLIFE Systems Corporation, formed in 1971, provides data processing support and related services to USLIFE and its subsidiaries. USLIFE Agency Services, Inc., originally established in 1983, arranges for specialty coverages not underwritten by the Life Insurance Subsidiaries to be marketed in conjunction with the products of those companies, and provides other marketing-related services to the Life Insurance Subsidiaries. USLIFE Insurance Services Corporation, formed in 1986, develops and implements standard administrative procedures for certain Life Insurance Subsidiaries. USLIFE Financial Institution Marketing Group, Inc., formed in 1995, coordinates the activities of all USLIFE Companies in connection with marketing through banks and other financial institutions.



Employees

     USLIFE and its subsidiaries employed approximately 2,100 persons at December 31, 1995.

Item 2.  Properties.

     Descriptions of  properties of USLIFE and its subsidiaries are set forth in
Item 1.


Item 3.  Legal Proceedings.


     As previously reported, in November 1981, the Company filed a third amended complaint against Louis Wilcox and other former officers of USLIFE Savings and Loan Association, a former subsidiary of the Company, for indemnification, injunctive relief and accounting (USLIFE Savings and Loan Association v. Louis Wilcox, et al., Superior Court of the State of California for the County of Riverside). In April 1984, defendant Louis M. Wilcox filed a cross complaint against the Company seeking general damages of $1 million, punitive damages of $10 million and special damages. In 1986, Wilcox's causes of action for malicious prosecution and abuse of process were dismissed. On appeal, the dismissal of the cause of action for malicious prosecution was reversed while the dismissal of the abuse of process claim was upheld. Pursuant to the Company's request, the case was bifurcated for trial. In July, 1993, the trial court, after hearing evidence on the issue, without a jury, decided that the Company had probable cause to sue Wilcox in 1981. That ruling was dispositive of the claim for malicious prosecution and, thus, the Court dismissed Wilcox's only remaining claim against the Company. A judgment in the Company's favor was entered in late 1993. Wilcox has appealed and the appeal is still pending. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated, nor is it probable in the opinion of management that the ultimate outcome of this litigation will result in a liability to the Company or any of its subsidiaries.

     As previously reported in the Company's Report on Form 10-Q for the quarter ended September 30, 1995, on November 17, 1994, a purported class action (Smith, et al. v. USLIFE Credit Life Insurance Company, et al.) was filed against three subsidiaries of the Company in the United States District Court for the Northern District of Illinois. The Complaint alleges that in connection with purchases by plaintiffs of single premium term life insurance from mortgage lenders in connection with second mortgage loans, defendants misrepresented the type of insurance offered as credit life insurance and sold the term life insurance at premiums in excess of those permitted for credit life insurance. The Complaint further alleges that upon prepayment of mortgage loans plaintiffs did not receive refunds of unearned premiums, which they would have been entitled to receive had they purchased credit life insurance. On July 27, 1995, the parties filed a Stipulation of Dismissal of plaintiffs' claims against USLIFE Credit Life Insurance Company and Security of America Life Insurance Company, leaving the matter pending against only All American Life Insurance Company. The parties have agreed to a settlement of all claims asserted and the settlement was given tentative approval by the Court on December 20, 1995. Under the terms of the Settlement Agreement, class members will be notified of their right to file claims for partial premium refunds. The settlement would resolve all claims against the Company's subsidiaries in this lawsuit as well as the claims asserted by plaintiffs in two cases previously reported in the Company's Report on Form 10-Q for the quarter ended September 30, 1995, which have been terminated without prejudice (Hoban v. USLIFE Credit Life Insurance Company, All American Life Insurance Company and Security of America Life Insurance Company, and Grant, et al. v. USLIFE Credit Life Insurance Company and Security of America Life Insurance Company). A list of potential class members is being compiled and a status hearing is scheduled. In the opinion of management, the ultimate resolution of this action in accordance with the terms of the Settlement Agreement will not result in a material additional liability on the part of the Company.

     As previously  reported, on August 28, 1995, a purported class action (John
G. Robinson & Company, et al. v. The Old Line Life Insurance Company of America) was filed in the District Court of Tarrant County, Texas. On September 29, 1995, the case was removed to the United States District Court for the Northern District of Texas. The Complaint alleges that defendant, a subsidiary of the Company, violated the federal Telephone Consumer Protection Act ("TCPA") by sending unsolicited facsimiles of advertisements. Plaintiff also asserts claims for negligence, gross negligence, trespass to chattels and invasion of privacy. The Complaint contains claims for damages in the amount of $500 for each such unsolicited facsimile (allowed under the TCPA) or alternatively, plaintiffs'
actual monetary loss; plaintiffs have also sued for treble damages or alternatively, punitive damages. Defendant has filed a Motion to Dismiss based on application of the McCarran-Ferguson Act, a Motion to Dismiss plaintiff's class action allegations based on procedural defects and a Motion for Partial Judgment on the Pleadings. These Motions are currently pending before the Court. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

     As previously reported, on March 16, 1995, a purported class action (Dana Galloway v. USLIFE Credit Life Insurance Company) was filed in the Circuit Court of Fayette County, Alabama. The complaint alleges that defendant, a subsidiary of the Company, issued insurance contracts in an amount sufficient to cover the gross amount of indebtedness, rather than the net amount of indebtedness, contrary to Alabama law. The complaint contains claims of fraud and breach of contract based on allegations that defendant misrepresented the amount of insurance needed (based on a recent ruling in a similar case by the Alabama Supreme Court in McCullar v. Universal Underwriters ). Plaintiffs seek compensatory and punitive damages. Defendant contends that its sale of insurance covering the gross amount of indebtedness was done in reliance on regulations promulgated by the Insurance Department of the State of Alabama and is aggressively defending the case. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

     In addition to the aforementioned legal proceedings, the Company and its subsidiaries are parties to various routine legal proceedings incidental to the conduct of their business. Based on currently available information, in the opinion of management, it is not probable that the ultimate resolution of these suits will result in a material liability on the part of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     USLIFE's Common Stock is traded on the New York, Chicago, Pacific and London Stock Exchanges. Dividends for the years ended December 31, 1995 and 1994 have been declared and paid to Common Stockholders at the annual rates of $.91 and $.84 respectively (paid quarterly in 1995 and 1994). As of February 22, 1996 there were approximately 8,500 record holders of the Common Stock. The following table sets forth the high and low sales prices for the Common Stock as reported in the consolidated transaction system for each quarterly period during the years indicated.

                                              MARKET PRICE RANGES
                                                 (low to high)

                                            1995                1994
                                            ____                ____

              First quarter......      22.58 - 25.58        25.00 - 27.58
              Second quarter.....      24.67 - 27.67        23.25 - 26.42
              Third quarter......      26.17 - 31.58        22.08 - 25.17
              Fourth quarter.....      26.88 - 32.00        20.58 - 23.92




   See Note 18 of Notes to Financial Statements and Management's Discussion and Analysis of "Liquidity" herein, for information concerning regulatory restrictions upon payment of dividends by the Life Insurance Subsidiaries to the Company.

Item 8.  Financial Statements and Supplementary Data.

     See  separate   Index  to  Financial  Statements  and  Financial  Statement
Schedules on  page 45.   See  Note 21  of Notes  to Financial  Statements as  to
condensed quarterly results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 10.  Directors and Executive Officers of the Registrant.

                      Executive Officers of the Registrant

     The executive officers of USLIFE are listed below. The executive officers, after their initial election, are elected at USLIFE's annual Board of Directors meeting to serve, unless removed, until the next such annual meeting, scheduled for May 1996.

                                                                                     Served as
     Name                              Office                              Age       such since
    _____                              ______                              ____      __________
Gordon E. Crosby, Jr.     Chairman of the Board; Chairman, USLIFE          75           (1)
                           Corporation Subsidiaries and USLIFE Income
                           Fund, Inc.
Greer F. Henderson        Vice Chairman and Chief Executive Officer        64         2-28-96

Christopher S. Ruisi      President and Chief Operating                    46         2-28-96
                           Officer; Director
William A. Simpson        President - Life Insurance Division; Director    57         2-28-96

A. Scott Bushey           Executive Vice President-Corporate Planning      65         4-26-88
Arnold A. Dicke           Executive Vice President-Product Actuary         54         4-28-92
Wesley E. Forte           Executive Vice President-General Counsel         62         5-21-85
John D. Gavrity           Executive Vice President-Financial Actuary       55        10-23-91
Michael LeFante           Executive Vice President-Administration          41         2-29-96
James M. Schlomann..      Executive Vice President-Finance                 47         2-29-96
Richard G. Hohn.....      Senior Vice President - Investor Relations,      59        10-25-94
                           Secretary and Counsel
Richard J. Chouinard      Chief Investment Officer; President and          63         4-26-88
                           Director, USLIFE Income Fund, Inc.
Frank J. Auriemmo, Jr.    Senior Vice President & Treasurer                54         5-3-95
Neal M. Stern             Senior Vice President - Controller               44         1-10-96
James A. Bickler          President - Chief Executive Officer,  All        54         5-2-95
                           American Life
Ralph J. Cargiulo         President and Chief Executive Officer,           61         5-18-93
                           United States Life
Phillip G. Faulkner       President and Chief Executive Officer,           59         6-1-74
                           USLIFE Real Estate Services Corporation
James A. Griffin          President and Chief Executive Officer,           56        10-1-88
                           Old Line Life
Thomas L. Hendricks       President and Chief Executive Officer,           55        4-1-91
                           USLIFE Systems Corporation and USLIFE
                           Insurance Services Corporation
William M. Keeler         President and Chief Executive Officer,           51        5-1-95
                           USLIFE Credit Life
__________

     (1) Mr. Crosby has served as Chairman of USLIFE Corporation since March 21, 1967 and as Chief Executive Officer from June 6, 1971 to December 31, 1994. Mr. Crosby served as President of USLIFE Corporation from November 1966 to June 1971; from October 1974 to March 1976; from January 1984 to November 1987; from December 1988 to May 1993; and from April 1994 to December 1994.


     All of USLIFE's executive officers devote their full time to the business of USLIFE or its subsidiaries.

     Messrs. Bushey, Forte, Chouinard, Faulkner and Griffin have served in their present positions for more than five years.

     Mr. Henderson  was elected  Vice Chairman  and Chief  Executive Officer  in
February 1996.   He  previously served  as Vice  Chairman  and  Chief  Financial
Officer since 1983.

     Mr. Ruisi was elected President and Chief Operating Officer in February 1996. He previously served as Vice Chairman and Chief Administrative Officer from May 1993 until that date and has been a Director since November 1992. Prior to May 1993, he served as Senior Executive Vice President - Administration since 1990 and as Executive Vice President - Administration from 1987 to 1990.

     Mr. Simpson was elected President - Life Insurance Division in February 1996. He previously served as President and Chief Executive Officer of USLIFE Corporation from January 1995 until that date and has served as a Director since March 1990. He served as President and Chief Executive Officer of All American Life from April 1990 to October 1994 and as President - Chief Operating Officer of the life insurance division of USLIFE Corporation from April 1994 to December 1994. Prior to his employment with USLIFE, Mr. Simpson served as President and Chief Operating Officer, and a member of the board of directors of Transamerica Occidental Life Insurance Company since 1986.

     Mr. Dicke has served as Executive Vice President - Product Actuary since April 1992. He previously served as Vice President and Actuary for The Equitable Life Assurance Society since April 1991, and as Consultant and Actuary with Tillinghast, a Towers Perrin Company, from 1988 to 1991.

     Mr. Gavrity has served as Executive Vice President-Financial Actuary since October 1991 and previously served as Executive Vice President - Chief Actuary since 1984.

     Mr. LeFante was elected Executive Vice President - Administration in February 1996. He previously served as Senior Vice President - Audit and Control since September 1991. Prior to that date, he served as Vice President - Audit and Control since 1990.

     Mr. Schlomann was elected Executive Vice President - Finance in February 1996. He previously served as Executive Vice President - Financial Operations since joining USLIFE Corporation in October 1993. Prior to that date, he served as Senior Vice President and Controller with Frank B. Hall & Co., Inc. since 1986.

     Mr. Hohn has served as Senior Vice President - Investor Relations, Secretary and Counsel since October 1994. He previously served as Senior Vice President - Corporate Secretary and Counsel since May 1993, and as Vice President - Corporate Secretary since April 1991. Prior to that date, he served as consultant to the Life Insurance Council of New York, Inc., a trade association of New York life insurance companies, since 1990.

     Mr. Auriemmo has served as Senior Vice President and Treasurer since May 1995. He previously served as Vice President and Treasurer since 1984.

     Mr. Stern has served as Senior Vice President - Controller since January 1996. He previously served as Senior Vice President - Accounting since May 1993 and as Vice President - Accounting since 1984.

     Mr. Bickler has served as President and Chief Executive Officer of All American Life since May 1995. He previously served as President - Chief Operating Officer of All American Life since October 1994. Prior to that date, he served as Executive Vice President - Marketing with that subsidiary since 1990.

     Mr. Cargiulo has served as President and Chief Executive Officer of United States Life since May 1993. He previously served as President- Chief Operating Officer of United States Life since October 1991. Prior to that date, he served as Executive Vice President for individual underwriting and insurance services of that subsidiary since 1990.

     Mr. Hendricks has served as President and Chief Executive Officer of USLIFE Systems Corporation since 1988 and as President and Chief Executive Officer of USLIFE Insurance Services Corporation since April 1991.

     Mr. Keeler has served as President and Chief Executive Officer of USLIFE Credit Life since May 1995. He previously served as Senior Executive Vice President - Marketing of that subsidiary since May 1994. Prior to joining USLIFE Credit Life at that time, he served as President - Chief Operating Officer for Consolidated Insurance Group of America, Inc. from August 1992. He previously served as executive vice president - chief operating officer of domestic insurance operations and a member of the board of directors of AVCO Financial Services from 1989 to 1992.



     Information regarding directors of the Registrant is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1995 for use in connection with the Annual Meeting of Shareholders to be held on May 21, 1996.


Item 11.  Executive Compensation.

     Information regarding executive compensation is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1995 for use in connection with the Annual Meeting of Shareholders to be held on May 21, 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information regarding beneficial ownership of USLIFE's voting securities by directors, officers, and persons who, to the best knowledge of USLIFE, are known to be the beneficial owners of more than 5% of any class of USLIFE's voting securities as of March 29, 1996, is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December 31, 1995 for use in connection with the Annual Meeting of Shareholders to be held on May 21, 1996.


Item 13.  Certain Relationships and Related Transactions.

     Information regarding certain relationships and related transactions is incorporated by reference to USLIFE Corporation's definitive proxy statement to be filed within 120 days after the end of USLIFE's fiscal year ended December
31, 1995 for use in connection with the Annual Meeting of Shareholders to be held on May 21, 1996.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1  and 2.   Financial  Statements and  Financial Statement Schedules of
     USLIFE and Subsidiaries.

          See separate Index to Financial Statements and Financial Statement Schedules on page 45.


     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-40793 (filed June 23, 1991), 33-13999 (filed May 11, 1987) and 2-
77278 (filed April 30, 1982):

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

     (a) 3.  Exhibits.

  3     (i)    -     Restated  Certificate   of   Incorporation,   as   amended,
               incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, SEC File No.
               1-5683.

  3    (ii)    -   By-laws, as  amended and  restated,  incorporated  herein  by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File No. 1-5683.

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

       (iii) - Amended and Restated Rights Agreement, dated as of September 27, 1994, between USLIFE Corporation and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Rights Agent, relating to Common Stock Purchase Rights issued by USLIFE on July 10, 1986, incorporated herein by reference to USLIFE's Report on Form 8-K dated October 12, 1994, SEC File No. 1-5683.

 10 *  (i)     - Employment  contract dated  as of  April 1, 1989 between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, SEC File No. 1-5683.

    *  (ii)    -  First Amendment dated as of May 1, 1989 to employment contract dated as  of April  1, 1989 between USLIFE Corporation and Gordon
               E. Crosby,  Jr., incorporated  herein by  reference  to  USLIFE's
               Quarterly Report  on Form  10-Q for  the quarter  ended June  30,
               1989, SEC File No. 1-5683.

    *  (iii)   -   Second Amendment  dated as  of  May  1,  1990  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, SEC File No. 1-5683.

    *  (iv)    -  Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1991, SEC File No. 1-5683.

    *  (v)     -   Fourth Amendment  dated as  of  May  1,  1992  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, SEC File No. 1-5683.

    *  (vi)    -   Fifth Amendment  dated as  of February  1, 1993 to employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1992, SEC File No. 1-5683.

    *  (vii)   -  Sixth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1993, SEC File No. 1-5683.

    *  (viii)  -   Seventh Amendment  dated as  of May  1,  1994  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, SEC File No. 1-5683.

    *  (ix)    -   Eighth Amendment  dated as  of  May  1,  1995  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

    *   (x)    -   Employment contract  dated as of April 1, 1989 between USLIFE
               Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, SEC File No. 1-5683.

    *  (xi)    -  First Amendment dated as of May 1, 1989 to employment contract dated as  of April  1, 1989, between USLIFE Corporation and Greer
               F.  Henderson,  incorporated  herein  by  reference  to  USLIFE's
               Quarterly Report  on Form  10-Q for  the quarter  ended June  30,
               1989, SEC File No. 1-5683.

    *  (xii)   -   Second Amendment  dated as  of  May  1,  1990  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, SEC File No. 1-5683.

    *  (xiii)  -  Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, SEC File No. 1-5683.

    *  (xiv)   -   Fourth Amendment  dated as  of  May  1,  1992  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, SEC File No. 1-5683.

    *  (xv)    -  Fifth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1993, SEC File No. 1-5683.

    *  (xvi)   -  Sixth Amendment dated as of May 1, 1994 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1994, SEC File No. 1-5683.

    *  (xvii)  -   Seventh Amendment  dated as  of May  1,  1995  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

    *  (xviii) -   Employment contract  dated as of April 1, 1989 between USLIFE
               Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, SEC File No. 1-5683.

    *  (xix)   -  First Amendment dated as of May 1, 1989 to employment contract dated  as  of  April  1,  1989  between  USLIFE  Corporation  and
               Christopher  S.   Ruisi,  incorporated  herein  by  reference  to
               USLIFE's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1989, SEC File No. 1-5683.

    *   (xx)   -   Second Amendment  dated as  of  May  1,  1990  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, SEC File No. 1-5683.

    *  (xxi)   -  Third Amendment dated as of May 1, 1991 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1991, SEC File No. 1-5683.

    *  (xxii)  -   Fourth Amendment  dated as  of  May  1,  1992  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, SEC File No. 1-5683.

    *  (xxiii) -  Fifth Amendment dated as of May 1, 1993 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 1-5683.

    *  (xxiv)  -  Sixth Amendment dated as of May 1, 1994 to employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, SEC File No. 1-5683.

    *  (xxv)   -   Seventh Amendment  dated as  of May  1,  1995  to  employment contract dated  as of  April 1,  1989, as amended, between USLIFE
               Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

    *  (xxvi)  -   Employment contract dated as of April 16, 1990 between USLIFE
               Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, SEC File No. 1-5683.

    *  (xxvii) -  First Amendment dated as of May 1, 1991 to employment contract dated as of April 16, 1990 between USLIFE Corporation and William
               A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, SEC File No. 1-5683.

    * (xxviii) -   Second  Amendment  dated  as of  May 1,  1992  to  employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, SEC File No. 1-5683.

    *  (xxix)  -   Third Amendment  dated as  of October  1, 1992  to employment contract dated  as of  April 16, 1990, as amended, between USLIFE
               Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, SEC File No. 1-5683.

    *  (xxx)   -  Third Amendment dated as of May 1, 1993 to employment contract
               dated  as   of  April   16,  1990,  as  amended,  between  USLIFE
               Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, SEC File No. 1-5683.

    *  (xxxi)  -   Fourth Amendment  dated as  of  May  1,  1994  to  employment contract dated  as of  April 16, 1990, as amended, between USLIFE
               Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, SEC File No. 1-5683.

    *  (xxxii) -   Fifth Amendment  dated as  of January  1, 1995  to employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

    * (xxxiii) -  Sixth Amendment dated as of May 1, 1995 to employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

    *  (xxxiv) -   Form of  Key Executive  Employment Protection Agreement dated
               November 14,  1995, between  USLIFE  Corporation  and  Gordon  E.
               Crosby, Jr., Greer F. Henderson, Christopher S. Ruisi, and William A. Simpson.

    *  (xxxv)  -   Form of  Employment and  Key Executive  Employment Protection
               Agreement dated November 14, 1995, between USLIFE Corporation and
               Wesley E.  Forte, A.  Scott Bushey,  Arnold A.  Dicke,  James  M.
               Schlomann and John D. Gavrity.

    *  (xxxvi) -   Form of  Key Executive  Employment Protection Agreement dated
               November 14, 1995, between USLIFE Corporation and Frank J. Auriemmo, Jr., Richard J. Chouinard, Richard G. Hohn, Michael LeFante and Neal M. Stern.

    * (xxxvii) -   Form of  Key Executive Employment  Protection Agreement dated
               November 27, 1995, between All American Life Insurance Company and James A. Bickler, USLIFE Real Estate Services Corporation and Philip G. Faulkner, The Old Line Life Insurance Company and James
               A. Griffin, USLIFE Insurance Services Corporation and Thomas L. Hendricks, USLIFE Credit Life Insurance Company and William M. Keeler, and dated January 24, 1996, between The United States Life Insurance Company In the City of New York and Ralph J. Cargiulo.

     (xxxviii) -   Lease dated as of December 30, 1986 between The United States
               Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1986, SEC File No. 1-5683.

       (xxxix) -   Amendment to Lease dated August 31, 1988 to Lease dated as of
               December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988, SEC File No. 1-5683.

        (xl) - Second Amendment to Lease dated November 16, 1988 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988, SEC File No. 1-5683.

        (xli) - Third Amendment to Lease dated May 10, 1989 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

        (xlii) - Fourth Amendment to Lease dated April 14, 1995 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

       (xliii) -   Fifth  Amendment to  Lease dated  as  of December 26, 1995 to
               Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York.

        (xliv) - Sixth Amendment to Lease dated as of December 26, 1995 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York.

        (xlv) - Lease dated May 21, 1987 between The United States Life Insurance Company In the City of New York and Commercial Realty & Resources Corp. for the lease of premises at the Jumping Brook Corporate Office Park in Neptune, New Jersey, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988, SEC File No. 1-5683.

        (xlvi) - February 9, 1989 Amendment to Lease dated May 21, 1987 between The United States Life Insurance Company In the City of New York and Commercial Realty & Resources Corp. for the lease of premises at the Jumping Brook Corporate Office Park in Neptune, New Jersey, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988, SEC File No. 1-5683.

    *  (xlvii) -   1978 Stock  Option Plan,  as amended,  incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, SEC File No. 1-5683.

    * (xlviii) -   1981  Stock Option Plan, incorporated  herein by reference to
               USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, SEC File No. 1-5683.

    *  (il)    -     USLIFE   Corporation   Non-Employee   Directors'   Deferred
               Compensation Plan, as amended January 23, 1996.

    *  (l)     -   USLIFE Corporation  Book  Unit  Plan,  as  amended  effective
               September 1,  1995, incorporated  herein by reference to USLIFE's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1995, SEC File No. 1-5683.

    *  (li)    -   USLIFE Corporation  Retirement Plan for Outside Directors (as
               amended January 23, 1996).

    *  (lii)   -  USLIFE Corporation Restricted Stock Plan, as amended effective
               September 1,  1995, incorporated  herein by reference to USLIFE's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1995, SEC File No. 1-5683.

    *  (liii)  -    USLIFE  Corporation  1991  Stock  Option  Plan,  as  amended effective September 1, 1995, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1995, SEC File No. 1-5683.

    *  (liv)   -   USLIFE Corporation Non-Employee Directors' Stock Option Plan,
               incorporated herein  by reference  to Exhibit  4(a)  to  USLIFE's
               Registration Statement  No. 33-53265  on Form S-8 dated April 25,
               1994.

    *  (lv)    -   Annual Incentive  Plan, as  amended  October  25,  1994,  for
               Selected Key Officers of USLIFE Corporation and its Subsidiaries, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1994, SEC File No. 1-
               5683.

    *  (lvi)   -   USLIFE Corporation  Executive Officer  Deferred  Compensation
               Plan (as amended January 23, 1996).

    *  (lvii)  -   USLIFE Corporation 1993 Long-Term Incentive Award Guidelines,
               as amended,  incorporated herein  by reference to USLIFE's Annual
               Report on  Form 10-K  for the  year ended  December 31, 1994, SEC
               File No. 1-5683.

    *  (lviii) -     USLIFE  Corporation   Supplemental  Employee   Savings  and
               Investment Plan (as amended January 23, 1996).

    *  (lix)   -   USLIFE Corporation  Supplemental Retirement  Plan (as amended
               January 23, 1996).

    *  (lx)    -   Trust Agreement  made  as  of  March  1,  1994,  as  amended, effective January  23, 1996,  among USLIFE  Corporation, Chemical
               Bank,   and KPMG  Peat Marwick  LLP (as  independent  contractor)
               establishing a trust to fund certain employment contracts and the USLIFE Corporation Executive Officer Deferred Compensation Plan.

    *  (lxi)   -   Trust Agreement  made  as  of  March  1,  1994,  as  amended, effective January  23, 1996,  among USLIFE  Corporation, Chemical
               Bank and  KPMG  Peat  Marwick  LLP  (as  independent  contractor)
               establishing a  trust to fund the USLIFE Corporation Supplemental
               Retirement  Plan   and  the  Supplemental  Employee  Savings  and
               Investment Plan.

    *  (lxii)  -   Trust Agreement  made  as  of  March  1,  1994,  as  amended, effective January  23, 1996,  among USLIFE  Corporation, Chemical
               Bank and KPMG Peat Marwick LLP (as independent contractor) establishing a trust to fund the USLIFE Corporation Retirement
               Plan for  Outside Directors  and the  USLIFE Corporation Deferred
               Compensation Plan for outside directors.

 12            -  Computations of ratios of earnings to fixed charges.

 21            -  List of Subsidiaries.

 23            -   Consent of Independent Certified Public Accountants (see page
               42).

 27            -  Financial Data Schedule.

 99 (i)        -   Annual Report  on Form  11-K of  USLIFE Corporation  Employee
               Savings and Investment Plan for the plan year ended December 31, 1995 (to be filed within 120 days of fiscal year end of Plan).

 99 (ii) - Trust Agreement made as of December 6, 1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical Bank), and KPMG Peat Marwick LLP (as independent contractor) establishing a trust to fund the USLIFE Corporation Retirement Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990, SEC File No. 1-5683.

 99 (iii) - Amendment, effective January 23, 1996, to the Trust Agreement made as of December 6,1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical
               Bank), and KPMG Peat Marwick LLP (as independent contractor) establishing a trust to fund the USLIFE Corporation Retirement Plan.


    * Indicates a management contract or compensatory plan or arrangement.



(b) Reports on Form 8-K.

     No Current Report on Form 8-K has been filed for the last quarter of the fiscal year ended December 31, 1995.

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
  USLIFE Corporation:

     We consent to the incorporation by reference in Registration Statements Nos. 33-18287, 33-8489, 33-58944, 33-29934, 33-17126, 33-67344 and 33-9159 on
Form S-3 relative to Debt Securities, and common stock, respectively; the post effective amendment to Registration Statement No. 33-29934 on Form S-3 relative to Debt Securities; the post effective amendment to Registration Statement No. 33-9159 on Form S-3 relative to common stock; the post effective amendments to Registration Statement Nos. 2-93655 and 33-11019 on Form S-3 relative to the General Agents Incentive Compensation Plan; Registration Statement No. 33-45377 on Form S-3 relative to the United States Life Insurance Company Retirement Plan for General Agents and Producers; the post effective amendments to Registration Statement No. 33-17126 relative to Debt Securities; Registration Statement No. 33-40793 on Form S-3 relative to the 1991 Stock Option Plan; Registration Statement No. 33-53265 on Form S-8 relative to the USLIFE Corporation Non-Employee Directors' Stock Option Plan; and the post effective amendment to Registration Statement Nos. 2-63159, 2-32606 and 2-77278 on Form S-8 relative to the Stock Option Plans and Registration Statement Nos. 2-75011 and 33-13999 on Form S-8 relative to the Employee Savings and Investment Plan of USLIFE Corporation of our report dated February 27, 1996, relating to the consolidated balance sheets of USLIFE Corporation and subsidiaries as of December 31, 1995 and 1994 and the related statements of consolidated income, equity capital, and cash flows for each of the years in the three-year period ended December 31, 1995 which report appears in this December 31, 1995 Annual Report on Form 10-K of USLIFE Corporation. Our report refers to a change in accounting to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".



                                    /s/ KPMG Peat Marwick LLP
                                        KPMG Peat Marwick LLP

March 26, 1996
345 Park Avenue
New York, New York

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  USLIFE Corporation
                                                  (Registrant)

Dated: March 26, 1996

                                                  By:/s/ Gordon E. Crosby, Jr.
                                                  ___________________________
                                                  (Gordon E. Crosby, Jr.,
                                                  Chairman of the Board)

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

          Signature                               Title                                   Date
          _________                               _____                                   ____


       /s/ Gordon E. Crosby, Jr.                  Chairman of the Board                   March 26, 1996
     ____________________________________
          (Gordon E. Crosby, Jr.)


                                                  Vice Chairman of the
       /s/ Greer F. Henderson                     Board and Chief Executive Officer
     ____________________________________         (Principal Executive Officer)           March 26, 1996
          (Greer F. Henderson)


       /s/ Christopher S. Ruisi                   President and Chief Operating
     ____________________________________         Officer; Director                       March 26, 1996
          (Christopher S. Ruisi)


       /s/ William A. Simpson                     President - Life Insurance
     ____________________________________         Division;  Director                     March 26, 1996
          (William A. Simpson)


                                                  Executive Vice President -
       /s/ James M. Schlomann                     Finance (Principal
     ____________________________________         Financial Officer)                      March 26, 1996
          (James M. Schlomann)


                                                  Senior Vice President -
       /s/ Neal M. Stern                          Controller (Principal
     ____________________________________         Accounting Officer)                     March 26, 1996
          (Neal M. Stern)


          Signature                               Title                                   Date
          _________                               _____                                   ____

       /s/ Kenneth Black, Jr.                     Director                                March 26, 1996
     ____________________________________
          (Kenneth Black, Jr.)


       /s/ William J. Catacosinos                 Director                                March 26, 1996
     ____________________________________
          (William J. Catacosinos)


       /s/ Austin L. D'Alton                      Director                                March 26, 1996
     ____________________________________
          (Austin L. D'Alton)


                                                  Director                                March 26, 1996
     ____________________________________
          (Charles A. Davis)


       /s/ John R. Galvin                         Director                                March 26, 1996
     ____________________________________
          (John R. Galvin)


       /s/ Robert E. Grant                        Director                                March 26, 1996
     ____________________________________
          (Robert E. Grant)


                                                  Director                                March 26, 1996
     ____________________________________
          (Thomas H. Lenagh)


       /s/ Robert H. Osborne                      Director                                March 26, 1996
     ____________________________________
          (Robert H. Osborne)


       /s/ John W. Riehm                          Director                                March 26, 1996
     ____________________________________
          (John W. Riehm)


                                                  Director                                March 26, 1996
     ____________________________________
          (Franklin R. Saul)


       /s/ Robert L. Shafer                       Director                                March 26, 1996
     ____________________________________
          (Robert L. Shafer)


       /s/ William G. Sharwell                    Director                                March 26, 1996
     ____________________________________
          (William G. Sharwell)


       /s/ Beryl W. Sprinkel                      Director                                March 26, 1996
     ____________________________________
          (Beryl W. Sprinkel)


                                USLIFE CORPORATION AND SUBSIDIARIES


                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                                                                               Page
                                                                                               ____
Selected Financial Data for the five years ended December 31, 1995...................           2
Independent Auditors' Report.........................................................          46
Consolidated balance sheets as of December 31, 1995 and 1994.........................          47
Statements of consolidated income for the three years ended December 31, 1995........          49
Statements of consolidated cash flows for the three years ended December 31, 1995....          50
Statements of consolidated Equity Capital for the three years ended December 31, 1995          51
Notes to financial statements........................................................          52

Schedule of the Registrant:

     (A)  Schedule II - Condensed Financial Information of Registrant
          (incorporated in Note 20 of Notes to Financial Statements).................


Schedules of the Registrant and Consolidated Subsidiaries:

     (A)  Schedule I - Summary of investments-other than investments in related parties (incorporated in Note 3 of Notes to Financial Statements)..........

     (B)  Schedule III - Supplementary insurance information (incorporated in Note 19 of
          Notes to Financial Statements).............................................

     (C)  Schedule IV - Reinsurance (incorporated in Note 15 of Notes to Financial
          Statements)................................................................

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
  USLIFE Corporation:

     We have audited the accompanying consolidated balance sheets of USLIFE Corporation and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated income, equity capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USLIFE Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt and equity securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


                                         /s/ KPMG Peat Marwick LLP
                                             KPMG Peat Marwick LLP

February 27, 1996
345 Park Avenue
New York, New York

                              USLIFE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                  December 31, 1995 and 1994

                                            ASSETS

                                                                         December 31
                                                                 ____________________________
                                                                    1995            1994
                                                                    ____            ____
                                                                   (Amounts in Thousands)
     Cash:
         On hand and in demand accounts.....................     $   63,914      $   51,878
         Restricted funds held in escrow, etc. .............          1,821           1,653
                                                                 __________      __________
                                                                     65,735          53,531
                                                                 __________      __________
     Invested assets:
         Fixed maturities available for sale, at fair value
           (adjusted cost, 1995: $5,559,322; 1994:
              $5,190,230)...................................      6,006,864       4,937,867
         Equity securities, at fair value (adjusted cost,
           1995: $4,918; 1994: $5,344)......................          4,717           4,583
         Mortgage loans.....................................        296,045         319,618
         Real estate........................................         29,205          41,688
         Policy loans.......................................        282,179         283,088
         Other long-term investments........................          6,241           7,400
         Short-term investments.............................         69,560         129,335
                                                                 __________      __________
                      Total invested assets.................      6,694,811       5,723,579
                                                                 __________      __________
                      Total cash and invested assets........      6,760,546       5,777,110
                                                                 __________      __________

     Other amounts receivable:
         Due and uncollected premiums.......................         63,679          53,678
         Investment income due and accrued..................        126,116         126,143
         Reinsurance receivables - paid claims..............          8,568           8,865
         Other reinsurance recoverable amounts..............        138,146         128,252
         Other receivables..................................         37,146          37,227
                                                                 __________      __________
                                                                    373,655         354,165
         Less: Reserve for uncollectible receivables........         23,062          23,130
                                                                 __________      __________
                          Net other amounts receivable......        350,593         331,035
                                                                 __________      __________

     Property and equipment:
         Land...............................................             50              50
         Buildings and improvements.........................          5,166           7,913
         Furniture and equipment............................         43,974          41,357
                                                                 __________      __________
                                                                     49,190          49,320
         Less: Accumulated depreciation.....................         38,695          37,367
                                                                 __________      __________
                          Net property and equipment........         10,495          11,953
                                                                 __________      __________

     Deferred policy acquisition costs......................        718,439         793,145
     Other assets...........................................         90,431          91,019
                                                                 __________      __________
                          Total assets......................     $7,930,504      $7,004,262
                                                                 ==========      ==========


                        See accompanying notes to financial statements.



                                   LIABILITIES AND EQUITY CAPITAL
                                                                               December 31
                                                                         ___________________________
                                                                            1995            1994
                                                                            ____            ____

                      LIABILITIES                                          (Amounts in Thousands)

     Future policy benefits:
         Life.......................................................     $1,324,395      $1,254,879
         Accident and health........................................        314,032         277,117
     Policyholder account balances..................................      3,787,546       3,641,393
     Supplementary contracts without life contingencies.............         28,775           8,329
     Policyholder dividend accumulations............................         20,419          20,178
     Policy and contract claims.....................................        177,739         155,048
     Other policy and contract liabilities..........................         32,435          31,265
     Current federal income taxes...................................         (3,820)          2,647
     Deferred federal income taxes..................................        122,776         (71,665)
     Notes payable..................................................        222,900         196,500
     Long-term debt.................................................        349,493         349,360
     Accounts payable and accrued liabilities.......................        239,642         250,577
                                                                         __________      __________
                          Total liabilities.........................      6,616,332       6,115,628
                                                                         __________      __________
     Deferred income................................................          5,918          10,746
                                                                         __________      __________
     Contingent liabilities and commitments (Note 13)


             NON-REDEEMABLE PREFERRED STOCKS, COMMON STOCK, and
             OTHER SHAREHOLDERS' EQUITY
     Preferred stock-Series A (authorized and outstanding, 1995:
      4,480 shares; 1994: 4,653 shares).............................            448             465
     Preferred stock-Series B (authorized and outstanding, 1995:
      1,852 shares; 1994: 2,003 shares).............................             93             100
     Preferred stock-undesignated...................................             -               -
     Common stock (authorized, 60,000,000 shares; issued, 1995:
      57,468,882 shares; 1994, adjusted for stock split:
      57,465,735 shares)............................................         57,469          38,310
     Paid-in surplus................................................        117,512         131,823
     Net unrealized gains (losses) on securities....................        195,450        (156,248)
     Retained earnings..............................................      1,284,306       1,210,078
                                                                         __________      __________
                                                                          1,655,278       1,224,528
     Less: Treasury stock, at cost..................................        339,662         339,972
           Deferred compensation....................................          7,362           6,668
                                                                         __________      __________
             Total non-redeemable preferred stocks, common stock,
             and other shareholders' equity ("Equity Capital")......      1,308,254         877,888
                                                                         __________      __________

              Total liabilities and Equity Capital..................     $7,930,504      $7,004,262
                                                                         ==========      ==========


                                            USLIFE CORPORATION AND SUBSIDIARIES

                                             STATEMENTS OF CONSOLIDATED INCOME

                                        For the Three Years Ended December 31, 1995

                                        (Amounts in Thousands except Per Share Data)
                                                                                          Year Ended December 31
                                                                                __________________________________________
                                                                                   1995            1994            1993
                                                                                   ____            ____            ____
     Premiums:
         Life and annuities................................................     $  541,266      $  494,908      $  455,170
         Accident and health...............................................        449,555         470,570         489,136
     Consideration for supplementary contracts and immediate annuities.....         33,445          29,786          18,397
     Other consideration...................................................        186,399         166,063         153,539
     Net investment income.................................................        488,479         461,494         444,646
     Realized gains (losses) on investments................................          6,388          (1,380)          8,516
     Other income..........................................................         34,020          29,746          30,634
                                                                                __________      __________      __________
                  Total income.............................................      1,739,552       1,651,187       1,600,038
                                                                                __________      __________      __________

     Death and other benefits..............................................        715,648         727,611         737,331
     Increase in future policy benefits....................................        112,104          79,268          39,830
     Interest credited to policyholder account balances....................        209,788         194,036         183,737
     Amortization of deferred policy acquisition costs.....................        162,038         159,702         151,851
     Commissions...........................................................        153,491         138,373         129,822
     General expenses......................................................        147,306         133,225         134,829
     Insurance taxes and licenses..........................................         35,966          32,697          35,124
     Interest on notes payable.............................................         15,303          11,239           5,716
     Interest on long term debt............................................         24,396          24,388          26,676
     Dividends to policyholders............................................          3,587           3,651           3,551
                                                                                __________      __________      __________
                  Total benefits and expenses..............................      1,579,627       1,504,190       1,448,467
                                                                                __________      __________      __________
         Income from operations before related income taxes................        159,925         146,997         151,571

     Federal income taxes:
         Current...........................................................         49,449          63,649          74,053
         Deferred..........................................................          5,062         (12,837)        (19,639)
                                                                                __________      __________      __________
                                                                                    54,511          50,812          54,414
                                                                                __________      __________      __________

     Net income............................................................     $  105,414      $   96,185      $   97,157
                                                                                ==========      ==========      ==========

     Net income per share..................................................     $     3.03      $     2.79      $     2.83
                                                                                ==========      ==========      ==========


                                      See accompanying notes to financial statements.


                                      USLIFE CORPORATION AND SUBSIDIARIES

                                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  For the Three Years Ended December 31, 1995

                                             (Amounts in Thousands)
                                                                               Year Ended December 31
                                                                    ___________________________________________
                                                                       1995            1994            1993
                                                                       ____            ____            ____
     Cash flows from operating activities:
       Net income..............................................     $  105,414      $   96,185      $   97,157
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........        102,348          73,048          53,008
         Interest credited to policyholder account balances....        209,788         194,036         183,737
         Amounts assessed from policyholder account balances...       (162,999)       (144,726)       (130,757)
         Additions to deferred policy acquisition costs........       (229,079)       (205,099)       (187,924)
         Amortization of deferred policy acquisition costs.....        162,038         159,702         151,851
         Additions to deferred charges.........................         (5,865)         (6,876)         (5,633)
         Deferred federal income taxes (net)...................          5,063         (12,836)        (19,638)
         Depreciation and amortization.........................         13,705          12,706          12,668
         Change in amounts due policyholders...................         38,531           5,212         (25,584)
         Change in other liabilities and amounts receivable....        (37,529)          6,799         (27,694)
         Net realized capital losses (gains)...................         (6,388)          1,380          (8,516)
         Change in restricted cash.............................           (168)           (613)            393
         Other, net............................................        (14,518)         (1,057)          5,225
                                                                    __________      __________      __________
              Total adjustments................................         74,927          81,676           1,136
                                                                    __________      __________      __________
                   Net cash provided by operating activities...        180,341         177,861          98,293
                                                                    __________      __________      __________
     Cash flows from investing activities:
       Change in policy loans..................................            909            (998)          1,794
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        437,683       1,071,521       1,208,973
           Equity securities...................................            988           1,602          11,328
           Mortgage loan principal receipts....................         50,380          47,587          31,751
           Real estate.........................................         10,517          14,371           5,543
           Other long term investments.........................          1,814             266           1,339
       Expenditures for property and equipment.................         (4,797)         (4,608)         (4,393)
       Cost of investments purchased:
           Fixed maturities....................................       (798,527)     (1,507,082)     (1,751,320)
           Mortgage loans......................................        (24,652)        (17,769)        (26,238)
           Real estate.........................................           (743)         (1,487)         (2,821)
           Other long term investments.........................            (36)           (131)         (1,380)
           Net (purchases) or sales of short term investments..         59,775         (61,211)         30,797
         Other, net............................................          2,363           1,193           1,812
                                                                    __________      __________      __________
                   Net cash used in investing activities.......       (264,326)       (456,746)       (492,815)
                                                                    __________      __________      __________
     Cash flows from financing activities:
         Issuance of debt securities...........................             -               -          300,000
         Borrowings under credit facility......................             -          150,000              -
         Increase (decrease) in notes payable..................         26,400         (19,000)       (112,400)
         Dividends to shareholders.............................        (31,186)        (28,801)        (27,361)
         Acquisition of treasury stock.........................         (5,334)         (7,230)         (2,621)
         Repayment of long term debt...........................             -         (100,000)       (200,000)
         Change in policyholder account balances...............         98,858         269,465         416,696
         Other, net............................................          7,283           6,008           5,955
                                                                    __________      __________      __________
                   Net cash provided by financing activities...         96,021         270,442         380,269
                                                                    __________      __________      __________
           Net change in cash..................................         12,036          (8,443)        (14,253)
         Cash at beginning of year.............................         51,878          60,321          74,574
                                                                    __________      __________      __________
         Cash at end of year...................................     $   63,914      $   51,878      $   60,321
                                                                    ==========      ==========      ==========




                                See accompanying notes to financial statements.

                                                USLIFE CORPORATION AND SUBSIDIARIES

                                             STATEMENTS OF CONSOLIDATED EQUITY CAPITAL

                                            For the Three Years Ended December 31, 1995

                                            (Number of Shares and Amounts in Thousands)

                                                                                  Year Ended December 31
                                                          ______________________________________________________________________
                                                                   Number of Shares                         Amounts
                                                          __________________________________   _________________________________
                                                               1995        1994        1993        1995        1994        1993
                                                               ____        ____        ____        ____        ____        ____
 Non-redeemable preferred stocks, common stock, and
  other shareholders' equity:

     Preferred stock, Series A:
         Issued, beginning of year.......................         5           5           6  $      465    $    482    $    563
         Shares converted................................        (1)          -          (1)        (17)        (17)        (81)
                                                            _______     _______     _______  __________    ________    ________
         Issued, end of year.............................         4           5           5         448         465         482
                                                            =======     =======     =======  ==========    ========    ========

     Preferred stock, Series B:
         Issued, beginning of year.......................         2           2           2         100         103         113
         Shares converted................................         -           -           -          (7)         (3)        (10)
                                                            _______     _______     _______  __________    ________    ________
         Issued, end of year.............................         2           2           2          93         100         103
                                                            =======     =======     =======  ==========    ========    ========


     Common stock:
         Issued, beginning of year.......................    38,310      38,309      38,256      38,310      38,309      38,256
         Options exercised and preferred shares converted         3           1          53           3           1          53
         Three-for-two split of common stock.............    19,156          -           -       19,156          -           -
                                                            _______     _______     _______  __________    ________    ________
         Issued, end of year.............................    57,469      38,310      38,309      57,469      38,310      38,309
                                                            =======     =======     =======  ==========    ========    ========

     Paid-in surplus:
         Balance, beginning of year......................                                       131,823     125,268     121,491
         Options, conversions, and restricted stock plan.                                           231         358       1,469
         Utilization of treasury shares..................                                         4,659       6,197       2,308
         Three-for-two split of common stock.............                                       (19,201)         -           -
                                                                                             __________    ________    ________
         Balance, end of year............................                                       117,512     131,823     125,268
                                                                                             ==========    ========    ========

     Net unrealized gains (losses) on securities:
         Balance, beginning of year......................                                      (156,248)        (29)       (165)
         Impact of adoption of SFAS 115, January 1, 1994.                                             -     171,436           -
         Net change during year..........................                                       351,698    (327,655)        136
                                                                                             __________    ________    ________
         Balance, end of year............................                                       195,450    (156,248)        (29)
                                                                                             ==========    ========    ========

     Retained earnings:
         Balance, beginning of year......................                                     1,210,078   1,142,694   1,072,898
         Net income......................................                                       105,414      96,185      97,157
         Cash dividends declared:
                  Preferred stock:
                      Series A ($4.50 per share).........                                           (20)        (22)        (25)
                      Series B ($5.00 per share).........                                            (9)        (10)        (11)
                  Common stock ($.91, $.84 and $.81 per
                   share in 1995, 1994, and 1993,
                   respectively..........................                                       (31,157)    (28,769)    (27,325)
                                                                                             __________   _________   _________
         Balance, end of year............................                                     1,284,306   1,210,078   1,142,694
                                                                                             ==========   =========   =========

    Treasury stock:
         Balance, beginning of year......................    15,493      15,650      15,753     339,972     339,825     340,382
         Three-for-two split of common stock.............     7,747           -           -           -           -           -
         Shares acquired during year ....................       208         219          66       5,334       7,230       2,621
         Shares utilized for employee, officer
          and director benefit plans and
          dividend reinvestment plan.....................      (450)       (376)       (169)     (5,644)     (7,083)     (3,178)
                                                            _______     _______     _______  __________   _________    ________
         Balance, end of year............................    22,998      15,493      15,650     339,662     339,972     339,825
                                                            =======     =======     =======  ==========   =========    ========

     Deferred compensation:
         Balance, beginning of year......................                                         6,668         973       2,333
         Deferred compensation arising from awards under
          restricted stock plan during year, less
          forfeitures....................................                                         3,318       7,736         758
         Amortization....................................                                        (2,624)     (2,041)     (2,118)
                                                                                             __________   _________    ________
         Balance, end of year............................                                         7,362       6,668         973
                                                                                             ==========   =========    ========
Total non-redeemable preferred stocks, common stock,
  and other shareholders' equity ("Equity Capital")......                                    $1,308,254   $ 877,888    $966,029
                                                                                             ==========   =========    ========

                                          See accompanying notes to financial statements.

                      USLIFE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies


Basis of Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of
USLIFE and all of its subsidiaries (the "Company"). GAAP differs from the statutory accounting practices used by the Company's operating subsidiaries to report to insurance regulatory authorities (see Note 18). All subsidiaries are wholly owned. All material intercompany accounts and transactions have been eliminated.


Use of Estimates

     The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Changes in Accounting Principles

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), entitled "Accounting by Creditors for Impairment of a Loan," as modified by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These Statements require a writedown, as defined by SFAS 114, for certain mortgage loans and similar investments where impairment results in a change in repayment terms. The adoption of these Statements did not have a material impact on the Company's reported financial position or results of operations.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), entitled "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that debt securities which may be sold as part of the Company's asset/liability management strategy be classified as "available for sale" and carried at fair value in the Consolidated Balance Sheets, commencing with the date of adoption of the
Statement. The Company's portfolio of debt securities had been similarly classified as "available for sale" prior to the adoption of SFAS 115, but was carried at lower of aggregate adjusted cost or fair value pursuant to previous accounting standards. Since the aggregate fair value of these securities exceeded their adjusted cost at December 31, 1993, this classification had no impact on Equity Capital at that date. The Company's equity securities portfolio had been carried at fair value in accordance with previous accounting standards prior to the adoption of SFAS 115 and continues to be carried at fair value as required by the Statement.

     As required by SFAS 115, the net impact of the initial adjustment to fair value of these securities, less corresponding adjustments to deferred policy acquisition costs (required where fair value differs from cost for certain securities), certain policyholder liabilities, and deferred income taxes, was recorded through a direct credit to "Net unrealized gains (losses) on securities" included in Equity Capital as follows:

                                                                   (Amounts in
                                                                    Thousands)

Impact of adoption of SFAS 115:

  Unrealized gain on debt securities at January 1, 1994.........    $380,343
  Less:
    Adjustment of deferred policy acquisition costs.............      99,889
    Increase in certain policyholder liabilities................      16,706

                                                                    ________

  Adjustment to Equity Capital before federal income tax........     263,748
  Adjustment of deferred federal income tax liability...........     (92,312)
                                                                    ________

  Net adjustment to Equity Capital at January 1, 1994...........    $171,436
                                                                    ========



     SFAS 115 requires that unrealized gains and losses on available-for-sale securities, other than those relating to a reduction in value determined to be other than temporary, be recorded as direct charges and credits to "Net unrealized gains (losses) on securities" included in Equity Capital. Consequently, the recognition of these unrealized gains and losses (including the required adjustments of deferred policy acquisition costs, certain policyholder liabilities, and deferred income taxes) has no impact on net income.

     Under both SFAS 115 and previous accounting standards, valuation reserves (established through income statement charges) are maintained as an adjustment to cost for investments, including "available for sale" securities, with a reduction in value determined to be other than temporary. The cost and fair value of the Company's investments in securities are presented in Note 3.

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



Split of Common Stock

     In July 1995, the Board of Directors of USLIFE Corporation approved a 3-for-2 split of its common stock, $1.00 par value. As a result of this action, one additional share of USLIFE common stock was distributed on September 22, 1995 for each two shares held by shareholders of record on September 1, 1995. The par value of the common stock was not changed, and the aggregate par value of $19.2 million for the additional shares issued was transferred from Paid-in Surplus to Common Stock as of the effective date of the transaction. All references in the financial statements herein to number of common shares and related prices, per-share amounts, and stock plan data have been restated as appropriate to reflect the 3-for-2 split of the Company's common stock.


Future Accounting Changes


     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets such as property and equipment, and certain intangible assets, be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. When recoverability standards specified in the Statement are not met, a writedown of the covered assets may be required. The Statement does not apply to various classes of assets including the Company's investment securities and deferred policy acquisition costs, which will continue to be evaluated based on previously established accounting standards. The adoption of this Statement, in the first quarter of 1996, will not have a material impact on the Company's financial position or results of operations.

     In October 1995, FASB issued Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation." This Statement, which must be adopted no later than 1996, establishes financial accounting and reporting standards for stock option plans and other stock-based forms of compensation. Under previously established accounting standards, stock options such as those granted by the Company (with option price set equal to market price at date of grant) do not require income statement charges, although the outstanding options are considered in earnings per share calculations. FASB 123 introduces standards for computing "fair value" of these stock options using a mathematical model, as well as expense charges over the related service period based on this calculated value. However, companies can elect to report the pro-forma impact of these computed charges on net income and earnings per share in a footnote rather than actually recording the computed income statement charges. USLIFE Corporation will adopt Statement No. 123 in 1996 and intends to provide footnote disclosure of the pro-forma impact of the calculated stock option expense charges, commencing with its year end 1996 financial statements (indicating comparative data for 1995), rather than record these charges in its income statement.


Investments

     The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result in the selection of investments for sale prior to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire fixed maturity portfolio (bonds and redeemable preferred stocks) is classified as "available for sale" and is carried in the accompanying consolidated balance sheets at fair value. The Company's investments in non-redeemable preferred stocks and common stocks ("equity securities") are carried at fair value in the accompanying consolidated balance sheets. Fair values for fixed maturities and equity securities are based on quoted market prices or dealer quotes.

     Mortgage loans are carried at the aggregate of unpaid principal balances, net of unamortized discount and applicable reserves and writedowns. Mortgage loans are considered impaired when it is determined to be probable that the Company will not collect all amounts due under the contractual terms of the loan agreement, and are evaluated based on present value of estimated future cash flows discounted at the contractual rate of the loan. Mortgage loans that are more than 60 days delinquent or in foreclosure are carried at the lower of amortized cost or estimated net realizable value of the underlying collateral.

     Real estate  is carried  at the  lower of depreciated cost or estimated net
realizable value.   Depreciation  is calculated  on a  straight line  basis with useful lives varying based on the type of building.

     Policy loans are stated at the aggregate of unpaid principal balances. Other long term investments are stated at the lower of cost or their estimated net realizable value. Short term investments are carried at cost, which approximates fair value.

     Realized gains and losses are included in net income based on specific identification of investments disposed.

     Valuation reserves (established through income statement charges which are included in realized gains and losses) are maintained as an adjustment to cost for investments, including "available for sale" securities, with a reduction in value determined to be other than temporary.

     Unrealized gains and losses on available-for-sale securities, other than those relating to a reduction in value determined to be other than temporary, are recorded through direct charges and credits to Equity Capital.


Life Insurance


  Traditional Individual Contracts; Group and Credit Insurance

     The Company's traditional individual life insurance products, including term insurance, whole life insurance, and immediate annuities, generally provide fixed premiums and guaranteed benefits. Premiums on these policies, as well as group and credit life and health insurance contracts, are recognized when due. Appropriate provisions are made for future policy benefits or unearned premiums. Policy claims are charged to expense when incurred.

     Liabilities for future policy benefits relating to traditional life insurance policies have been computed by the net level premium method based on estimated future investment yield, mortality and termination experience.
Interest rate assumptions for most non-interest sensitive life insurance have ranged from 2-1/2 to 3-1/2 percent on issues of 1959 and prior, to 5-1/2 to 6-3/4 percent on issues of 1967 and subsequent years. (On certain products, the rate ranges as high as 8-3/4 percent.) Mortality has been calculated principally on an experience multiple applied to select and ultimate tables in common usage in the industry. Estimated terminations have been determined principally based on industry tables.


Universal Life-Type and Investment Contracts

     Universal life insurance policies permit the policyholder to vary the timing and amount of premium payments, within contractual limits. Revenues for universal life insurance, other interest-sensitive life insurance, and investment contracts include policy charges for administration and cost of insurance, and surrender charges assessed against policyholder account balances during the period. These charges are subject to periodic adjustment by the Company. Premiums received on these products are treated as policyholder deposits rather than revenues. The liability for policyholder account balances represents the accumulated amounts which accrue to the benefit of policyholders, and reflects interest credited at rates which are subject to periodic adjustment. Charges to expense relating to these policies and contracts include such interest credited as well as benefits during the period in excess of related policy account balances.


  Deferred Policy Acquisition Costs

     The costs of acquiring new business (principally commissions) and certain costs of issuing policies (such as medical examinations and inspection reports) and certain agency and marketing expenses, all of which vary with and are primarily related to the production of new business, have been deferred.

     For most policies other than universal life-type contracts, these costs are being amortized over the premium-paying periods of the related policies in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. Anticipated premium revenue was estimated using the same assumptions which were used for computing liabilities for future policy benefits.

     For universal life-type contracts, these costs are being amortized over the lives of the policies in relation to the incidence of gross profits arising principally from investment, mortality and expense margins. Additionally, as required by SFAS 115, the carrying amount of these costs is adjusted at each balance sheet date as if the unrealized gains or losses on securities associated with these contracts had been realized and included in the gross profits used to determine required amortization.

     Deferred policy acquisition costs are reviewed at least annually to determine that the unamortized portion of such costs does not exceed recoverable amounts, after considering anticipated investment income.


Participating Policies

     Participating policies subject to profit limitations approximate 4.9 percent of the individual life insurance in force at December 31, 1995 and 9.5 percent of individual life insurance premium income in 1995. The portion of earnings therefrom that inures to the benefit of the participating policyholders is not available to shareholders. Undistributed earnings payable to participating policyholders are included as a liability in the Consolidated Balance Sheets.

     All participating policies approximate 5.0 percent of the total individual life insurance in force at December 31, 1995 and 9.7 percent of individual life insurance premium income in 1995. The provisions for dividends to policyholders in the statements of consolidated income include dividends paid or payable on participating policies.


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


Reinsurance

     Amounts paid for or recoverable under reinsurance contracts are included in total assets as reinsurance receivable or recoverable amounts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.


Other Assets

     Included in other assets is the unamortized portion of goodwill, representing the excess of cost over the value of net assets acquired in subsidiary acquisitions accounted for by the purchase method. Such amounts are being amortized by straight-line basis charges to income over forty year periods which began at the respective dates of acquisition of the acquired subsidiaries. Amortization of goodwill amounted to approximately $2 million for each of the three years ended December 31, 1995.

Income Taxes

     Deferred income taxes arise as a result of applying enacted statutory tax rates to the temporary differences between the financial statement carrying value and the tax basis of assets and liabilities. Such differences result primarily from amounts capitalized for policy acquisition costs and calculated for future policy benefit liabilities.

     The Company and its subsidiaries file a consolidated Federal income tax return and have elected to include the life insurance and non-life insurance subsidiaries in the consolidated tax return. Taxes on income for life insurance and non-life insurance subsidiaries are recorded in the individual income accounts of the subsidiaries and are remitted to the Company on a separate return basis. The provision for taxes in the Statements of Consolidated Income represents the tax for all companies on a consolidated return basis.


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


Standby and Permanent Financing Commitments

     In the ordinary course of investment operations, the life insurance subsidiaries may, in return for commitment fees, extend standby commitments which represent contingent obligations to replace certain borrowings in the event of default by unaffiliated borrowers. The life insurance subsidiaries historically have not provided permanent financing on the major portion of such commitments. The life insurance subsidiaries also may extend permanent financing commitments for investments in mortgage loans, with specified closing dates typically within 90 to 120 days after approval and interest rates and other terms (based on the credit policies utilized for investments in mortgage loans) determined at the commitment date. There were no outstanding standby commitments or material permanent financing commitments at December 31, 1995.


Note 2.  Nature of Operations and Segment Information


     USLIFE Corporation is a life insurance-based holding company whose principal subsidiaries engage in the life insurance business. USLIFE operates nationwide through four life insurance companies and offers a broad portfolio of individual life insurance and annuity policies as well as group and credit insurance. The individual life and annuity product line, which includes universal life, term life, whole life, and deferred annuity products as well as income attributed to capital and surplus, accounts for the major portion of USLIFE's pre-tax income and total revenues. These individual products are sold primarily through independent general agencies who are compensated on a commission basis and usually sell products of other companies in addition to those of USLIFE. Other product lines include group life and health insurance, sold principally through employers and associations, and credit life and disability products which are sold primarily to customers of financial institutions through USLIFE's credit insurance group.

     The only reportable industry segment of the Company is "Life Insurance" and the related information is presented below:

                                                             Year Ended December 31, 1995
                                                     _____________________________________________

                                                                    Non-reportable
                                                                     segments and
                                                      Life          consolidating
                                                     Insurance       adjustments      Consolidated
                                                    ___________     ______________    ____________

                                                                  (Amounts in Thousands)
Total income from unaffiliated sources.........     $1,723,971         $   15,581       $1,739,552
Intersegment transfers.........................         (6,452)             6,452                0
                                                    __________         __________       __________

             Total income......................     $1,717,519         $   22,033       $1,739,552
                                                    ==========         ==========       ==========

Income before taxes............................     $  221,455         $  (61,530)      $  159,925
                                                    ==========         ==========       ==========

Identifiable assets at December 31.............     $7,798,309         $  132,195       $7,930,504
                                                    ==========         ==========       ==========

                                                             Year Ended December 31, 1994
                                                    _______________________________________________

                                                                   Non-reportable
                                                                     segments and
                                                       Life         consolidating
                                                    Insurance       adjustments       Consolidated
                                                   ___________     ______________     ____________

                                                                (Amounts in Thousands)
Total income from unaffiliated sources.........     $1,625,751         $   25,436       $1,651,187
Intersegment transfers.........................          4,217             (4,217)               0
                                                    __________         __________       __________
              Total income.....................     $1,629,968         $   21,219       $1,651,187
                                                    ==========         ==========       ==========

Income before taxes............................     $  203,424         $  (56,427)      $  146,997
                                                    ==========         ==========       ==========

Identifiable assets at December 31.............     $6,874,956         $  129,306       $7,004,262
                                                    ==========         ==========       ==========


                                                            Year Ended December 31, 1993
                                                    _______________________________________________

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
                                                    ==========         ==========       ==========

     Supplementary information for product groups included in the Life Insurance industry segment is presented below:



                                           Year Ended              Year Ended              Year Ended
                                        December 31, 1995       December 31, 1994       December 31, 1993
                                      _____________________   _____________________   _____________________

                                                    Income                  Income                  Income
                                          Total     Before        Total     Before        Total     Before
                                         Income      Taxes       Income      Taxes       Income      Taxes
                                         ______     ______       ______     ______       ______     ______

                                                               (Amounts in Thousands)
 Product line results,
  before capital gains and losses:

   Individual life and annuity (a)..  $  926,087   $206,113   $  849,841   $186,274   $  788,906   $179,397
   Credit life......................      82,772        907       74,316      1,136       64,862      1,269
   Employer/association group life..     125,059      5,119      123,886      5,238      123,361      4,587
   Other life ......................      88,038        656       78,007        281       69,931        628
   Credit disability................      89,780      6,883       80,146      5,230       69,335      5,010
   Employer/association group health     364,380     (5,197)     403,718      5,639      435,289      4,627
   Other health and disability......      34,990        561       21,376        948       20,678       (342)
                                      __________   ________   __________   ________   __________   ________

                                       1,711,106    215,042    1,631,290    204,746    1,572,362    195,176

 Capital gains (losses).............       6,413      6,413       (1,322)    (1,322)      10,835     10,835
                                      __________   ________   __________   ________   __________   ________

                                      $1,717,519   $221,455   $1,629,968   $203,424   $1,583,197   $206,011
                                      ==========   ========   ==========   ========   ==========   ========


(a) Includes income from capital and surplus.


Note 3.  Investments

     The investments of the Company at December 31, 1995 are summarized as follows:

                                                                                  Fair       Carrying
                       Type of Investment                           Cost         Value        Value
                       __________________                           ____      __________  ____________

                                                                         (Amounts in Thousands)
    Bonds and notes:
         United States Government and government
          agencies and authorities...........................     $  123,061   $  129,198   $  129,198
         States, municipalities and political sub-divisions..         31,187       32,594       32,594
         Foreign government..................................        205,946      227,242      227,242
         Public utilities....................................      1,456,042    1,558,749    1,558,749
         All other corporate.................................      3,741,828    4,035,814    4,035,814
                                                                  __________   __________   __________
           Total bonds and notes.............................      5,558,064    5,983,597    5,983,597
    Redeemable preferred stocks..............................         21,950       23,267       23,267
                                                                  __________   __________   __________
           Total fixed maturities............................      5,580,014    6,006,864    6,006,864
                                                                  __________   __________   __________

    Common stocks............................................            969          798          798
    Non-redeemable preferred stocks..........................          4,062        3,919        3,919
                                                                  __________   __________   __________

           Total equity securities...........................          5,031        4,717        4,717
                                                                  __________   __________   __________

           Total fixed maturities and equity securities......      5,585,045   $6,011,581    6,011,581
                                                                  __________   ==========   __________

    Mortgage loans on real estate............................        304,726                   296,045
                                                                  __________                __________

    Real estate:
         Investment properties...............................         16,671                    10,885
         Acquired in satisfaction of debt....................         32,527                    18,320
                                                                  __________                __________

           Total real estate.................................         49,198                    29,205
                                                                  __________                __________

    Policy loans.............................................        282,179                   282,179
    Other long term investments..............................         52,271                     6,241
    Short term investments...................................         69,560                    69,560
                                                                  __________                __________

           Total invested assets.............................      6,342,979                 6,694,811
    Cash on hand and in demand accounts......................         63,914                    63,914
    Restricted funds held in escrow, etc. ...................          1,821                     1,821
                                                                  __________                __________

           Total cash and invested assets....................     $6,408,714                $6,760,546
                                                                  ==========                ==========


     Based on balance sheet carrying value, assets categorized as "non-income producing" for the 12 months ended December 31, 1995 included in fixed maturities, mortgage loans, real estate investment properties, and real estate acquired in satisfaction of debt amounted to $7.0 million, $4.5 million, $6.1 million and $.9 million, respectively.

     At December 31, 1995, consolidated invested assets included approximately $244 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate fair value of approximately $246 million at December 31, 1995 and, based on fair value, represent approximately 3% of consolidated total assets at that date. Approximately $7 million (at fair value) of these investments (adjusted cost, $6 million) represented securities in default at December 31, 1995. Also at December 31, 1995, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $5 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $18 million.

     The adjusted cost and fair value of the Company's consolidated investments in equity securities and debt securities at December 31, 1995 and 1994 are as follows:

                                                                  December 31, 1995
                                                   ___________________________________________________
                                                                   Gross        Gross
                                                     Adjusted   Unrealized   Unrealized        Fair
                                                       Cost        Gains       Losses         Value
                                                    __________  __________   __________     __________

                                                                  (Amounts in Thousands)
Equity securities..................................   $    4,918    $    366    $    567    $    4,717
                                                      ==========    ========    ========    ==========

Debt securities available for sale:
  U. S. Treasury securities and obligations of U.S.
     government corporations and agencies...........  $  123,061    $  6,446    $    309    $  129,198
  Obligations of states and political subdivisions..      31,187       1,464          57        32,594
  Debt securities issued by foreign governments.....     205,946      21,307          11       227,242
  Corporate securities..............................   5,246,738     427,001       9,616     5,664,123
  Redeemable preferred stocks.......................      21,950       1,329          12        23,267
                                                      __________    ________    ________    __________
  Total fixed maturities and short term investments
       ("debt securities")..........................  $5,628,882    $457,547    $ 10,005    $6,076,424
                                                      ==========    ========    ========    ==========

  Amounts shown in balance sheet:

  Fixed maturities..................................                                        $6,006,864
  Short term investments............................                                            69,560
                                                                                            __________

  Total.............................................                                        $6,076,424
                                                                                            ==========

                                                                  December 31, 1994
                                                   ___________________________________________________
                                                                   Gross        Gross
                                                     Adjusted   Unrealized   Unrealized        Fair
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
                                                                                            ==========



     Equity Capital at December 31, 1995 and 1994 includes net unrealized gains and losses on available-for-sale securities as follows:


                                                             December 31
                                                       ________________________

                                                          1995          1994
                                                       __________    __________

                                                        (Amounts in Thousands)
Fixed maturities:

  Fair value.......................................    $6,006,864    $4,937,867
  Adjusted cost.....................................    5,559,322     5,190,230
                                                       __________    __________

     Unrealized gain (loss).........................      447,542      (252,363)
                                                       __________    __________

Equity securities:

  Fair value.......................................         4,717         4,583
  Adjusted cost.....................................        4,918         5,344
                                                       __________    __________

     Unrealized gain (loss).........................         (201)         (761)
                                                       __________    __________

Total unrealized gain (loss)........................      447,341      (253,124)
                                                       __________    __________

Related adjustments:

  Deferred policy acquisition costs................      (135,926)        5,821
  Policyholder liabilities..........................      (10,721)        6,921
  Deferred federal income tax liability.............     (105,244)       84,134
                                                       __________    __________

                                                         (251,891)       96,876
                                                       __________    __________

Net unrealized gain (loss) on securities
  included in Equity Capital.............              $  195,450    $ (156,248)
                                                       ==========    ==========


     Changes in net unrealized gains and losses on available-for-sale securities were as follows:



                                                          1995          1994
                                                       __________    __________

                                                        (Amounts in Thousands)
Unrealized gain (loss) on
  available for sale securities:
    Beginning of year..............................    $ (253,124)   $  380,314
    End of year.....................................      447,341      (253,124)
                                                       __________    __________

     Net change.....................................      700,465      (633,438)

Change in related adjustments
  of balance sheet accounts:
    Deferred policy acquisition costs..............      (141,747)      105,710
    Policyholder liabilities........................      (17,642)       23,627
    Deferred federal income taxes...................     (189,378)      176,446
                                                       __________    __________

Change in net adjustment to
  Equity Capital during the year....................      351,698      (327,655)

Impact of implementation of
  SFAS 115 on January 1, 1994.......................           --       171,436

Net unrealized gain (loss) on
  securities at beginning of year...................     (156,248)          (29)
                                                       __________    __________

Net unrealized gain (loss) on
  securities at end of year.........................   $  195,450    $ (156,248)
                                                       ==========    ==========


     The classification of the Company's fixed maturity portfolio as "available for sale" had no impact on Equity Capital at December 31, 1993, when these securities were carried at the lower of aggregate adjusted cost or market value, since the aggregate market value of these securities exceeded their adjusted cost at that date.

     Realized gains and losses on the Company's consolidated investments in fixed maturities and equity securities for the three years ended December 31, 1995 are summarized as follows:

                             Pre-tax Realized             Less
                              Gains (Losses)             Amount
                         ________________________                                    Net
                                                      Allocated to                 Realized
                            Fixed        Equity       Participating     Tax         Gains
                          Maturities    Securities    Policyholders    Effect      (Losses)
                          __________    __________    _____________   ________     _________

                                             (Amounts in Thousands)
1995...................  $   3,629      $     262       $   (380)     $  1,495    $   2,776
                         =========      =========       ========      ========    =========

1994...................       (630)          (923)           784          (818)      (1,519)
                         =========      =========       ========      ========    =========

1993...................     46,891            897          1,458        16,216       30,114
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

     Pre-tax realized gains and losses on fixed maturities and equity securities are reconciled to consolidated realized gains and losses on investments as follows:

                                       1995            1994            1993
                                    __________      __________      __________

                                              (Amounts in Thousands)
Realized gains (losses):

 Fixed maturities..............     $   3,629       $    (630)      $  46,891
 Equity securities.............           262            (923)            897
                                    __________      __________      __________

                                        3,891          (1,553)         47,788

 Real estate, mortgage loans,
   and other investments (a)...         2,497             173         (39,272)

                                    __________      __________      __________

 Total.........................     $   6,388       $  (1,380)      $   8,516
                                    ==========      ==========      ==========

(a) Reflects provisions for valuation to estimated net realizable value for certain investments.



     The adjusted cost and fair value of debt securities at December 31, 1995 and 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                      December 31, 1995          December 31, 1994
                                                    ______________________     ______________________

                                                     Adjusted      Fair         Adjusted      Fair
                                                       Cost       Value           Cost       Value
                                                    __________  __________     __________  __________

                                                                (Amounts in Thousands)
Due in one year or less...........................  $  113,361  $  130,298    $  158,412   $  167,173
Due after one year through five years.............   1,249,441   1,300,961     1,193,662    1,161,539
Due after five years through ten years............   1,669,897   1,780,227     1,665,353    1,572,737
Due after ten years...............................   2,596,183   2,864,938     2,302,138    2,165,753
                                                    __________  __________    __________   __________

Total debt securities.............................  $5,628,882  $6,076,424    $5,319,565   $5,067,202
                                                    ==========  ==========    ==========   ==========

     Proceeds from disposals of investments in debt securities (excluding short term investments) during 1995, 1994 and 1993 were $437.7 million, $1.072 billion, and $1.209 billion, respectively. During 1995, gross gains of $12.5 million and gross losses of $8.9 million were realized on such disposals. During 1994, gross gains of $31.3 million and gross losses of $31.9 million were realized on such disposals. During 1993, gross gains of $57.9 million and gross losses of $11.0 million were realized on such disposals.

     The details of consolidated net investment income for the three years ended December 31, 1995 follow:


                                                               Year Ended December 31
                                                            _____________________________

                                                              1995      1994      1993
                                                              ____      ____      ____

                                                               (Amounts in Thousands)
         Investment income:
           Fixed maturities and short term investments...   $438,948  $408,127  $390,792
           Mortgage loans................................     31,208    33,905    36,313
           Policy loans..................................     18,939    18,875    18,495
           Real estate and other investments.............      8,303    10,467    10,073

                                                            ________  ________  ________

               Total investment income...................    497,398   471,374   455,673


               Investment expenses.......................      8,919     9,880    11,027
                                                            ________  ________  ________

                 Net investment income...................   $488,479  $461,494  $444,646
                                                            ========  ========  ========


Note 4.  Deferred Policy Acquisition Costs

     Details with respect to consolidated deferred policy acquisition costs for the three years ended December 31, 1995 are as follows:

                                                       Year Ended December 31
                                                 ___________________________________

                                                   1995         1994         1993
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
Excluding adjustment relating to net
  unrealized gains and losses on
  securities ("SFAS 115 adjustment"):

  Balance at January 1.........................  $ 787,324     $741,927     $ 705,854
     Additions.................................    229,079      205,099       187,924
     Amortization..............................   (162,038)    (159,702)     (151,851)
                                                 _________     ________     _________

  Balance at December 31,
   before SFAS 115 adjustment..................    854,365      787,324       741,927
SFAS 115 adjustment............................   (135,926)       5,821            --
                                                 _________     ________     _________

Balance at December 31, as
  reported in consolidated
  balance sheet................................  $ 718,439     $793,145     $ 741,927
                                                 =========     ========     =========

     The balance of deferred policy acquisition costs is allocated to product lines as follows:

                                                             December 31
                                                 ___________________________________

                                                   1995         1994         1993
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
   Individual life and annuities:
     Before SFAS 115 adjustment................  $ 670,778    $ 615,420     $ 577,978
     SFAS 115 adjustment.......................   (135,926)       5,821            --
                                                 _________    _________     _________

                                                   534,852      621,241       577,978
   Credit life.................................     46,262       41,570        39,089
   Employer/association group life.............     20,165       22,410        22,627
   Other life..................................      5,665        5,132         3,193
                                                 _________    _________     _________
                                                   606,944      690,353       642,887
                                                 _________    _________     _________

   Credit disability...........................     57,450       52,553        49,716
   Employer/association group health...........     51,495       48,637        48,491
   Other health and disability.................      2,550        1,602           833
                                                 _________    _________     _________
                                                   111,495      102,792        99,040
                                                 _________    _________     _________

       Total...................................  $ 718,439    $ 793,145     $ 741,927
                                                 =========    =========     =========


     The balance of deferred policy acquisition costs for employer/association group health insurance includes amounts deferred with respect to the Company's traditional indemnity major medical coverages. As a result of a shift in market emphasis toward managed care products and consequent decline in revenues from indemnity products, the Company initiated strategies to increase the proportion of group business from non-major medical lines, and introduced new managed care products in several states (using provider networks made available through unrelated companies).

     Although a significant portion of the Company's 1995 major medical sales came from managed care products, historically the majority of its group insurance premium revenues were derived from indemnity major medical coverages. As a result, about 60% of current employer/association group health and disability premium in force relates to traditional indemnity products. These policies were often sold together with employer/association group life insurance. Recoverability of deferred policy acquisition costs for the employer / association lines has been evaluated based on estimates of future persistency and claims experience by aggregating related product groups.

     In January 1996, the Company announced that it would discontinue offering its traditional indemnity major medical products, and that it would restrict its new sales of managed care major medical products to eight states where it has significant market presence and an appropriate managed care network in place. The Company will, however, continue to provide full support and service to all existing indemnity customers regardless of location and will seek to convert cases from indemnity coverage to managed care in order to conserve the business. The Company will continue to monitor this business in order to determine whether future financial statement adjustments are necessary.

Note 5.  Notes Payable

     Notes payable at December 31, 1995 includes $150 million borrowings under a revolving credit agreement between the Company and The Bank of New York (as agent) which expires in April 1996, at which time all borrowings thereunder must mature. The credit agreement provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million.

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

     The following table sets forth summary information with respect to short term borrowings of the Company for the three years ended December 31, 1995.

                        As of December 31               Year Ended December 31
                     ________________________   _______________________________________

                                   Weighted                                   Weighted
                                   Average        Maximum        Average       Average
                        Amount     Interest        Amount        Amount       Interest
                     Outstanding     Rate       Outstanding   Outstanding(a)   Rate(b)
                     ___________    ______      ___________   ______________  _________

                                         (Amounts in Thousands)
1995...............  $    222,900    6.3%       $    253,000    $   225,954       6.3%
                     ============    ====       ============    ===========      ====

1994...............  $    196,500    6.2%       $    283,500    $   205,115       5.5%
                     ============    ====       ============    ===========      ====

1993...............  $     65,500    3.7%       $    198,900    $   142,677       3.9%
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

Note 6.  Long Term Debt

   At December 31, 1995 and 1994, consolidated long term debt consists of the following:

                                                                                         December 31
                                                                                   _________________________
                                                                                      1995          1994
                                                                                   ___________   ___________

                                                                                    (Amounts in Thousands)
       9.15 percent nonsubordinated notes due 1999, callable at par
         commencing June 15, 1996..........................................         $ 50,000       $ 50,000
       6.75 percent nonsubordinated notes due 1998, less unamortized discount of $139 thousand and $202 thousand at December 31, 1995
         and 1994, respectively; effective interest rate 6.80 percent......          149,861        149,798
       6.375 percent nonsubordinated notes due 2000, less unamortized discount of $368 thousand and $438 thousand at December 31, 1995
         and 1994, respectively; effective interest rate 6.44 percent......          149,632        149,562
                                                                                   _________      _________

       Total long term debt................................................         $349,493       $349,360
                                                                                   =========      =========


     The contractual maturities of the Company's long term debt are as follows:




                                       Parent Company and Consolidated
                                       _______________________________

                                       December 31,       December 31,
                                           1995               1994
                                       ____________       ____________

                                            (Amounts in Thousands)

       1998.......................       $149,861           $149,798
       1999.......................         50,000             50,000
       2000.......................        149,632            149,562
                                         ________           ________

              Total...............       $349,493           $349,360
                                         ========           ========



     None of the Company's debt issues are or have been in default.

Note 7.  Federal Income Taxes

     Federal income tax expense relating to operations of the Company for 1995, 1994 and 1993 is comprised of the following components:

                                                                    1995       1994       1993
                                                                    ____       ____       ____

                                                                      (Amounts in Thousands)
    Current tax expense........................................  $ 49,449   $ 63,649   $ 74,053

    Deferred tax expense:
     Excluding Federal income tax rate cumulative adjustment...     5,062    (12,837)   (20,961)
     Federal income tax rate cumulative adjustment.............        --         --      1,322
                                                                 ________   ________   ________

                                                                    5,062    (12,837)   (19,639)
                                                                 ________   ________   ________

                                                                 $ 54,511   $ 50,812   $ 54,414
                                                                 ========   ========   ========


     The Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, increased the Federal corporate income tax rate from 34% to 35% retroactively to January 1, 1993. This rate increase resulted in additional tax expense for the first half of 1993 amounting to $666 thousand, and the effect of the tax rate change upon net deferred tax liabilities as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109") was $1.322 million. In accordance with SFAS 109, the $1.988 million aggregate catch-up impact of the rate change was included in Federal income tax expense for 1993.

     The significant components of deferred income tax expense for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                          1995       1994       1993
                                                          ____       ____       ____

                                                            (Amounts in Thousands)
    Deferral of policy acquisition costs, net
      of amortization, for accounting purposes.......  $ 23,466    $ 15,826   $ 12,624
    Adjustment of future policy benefits for
      Federal income tax purposes....................   (11,476)    (16,525)   (12,179)
    Utilization of net operating loss................      (517)     (2,416)     3,279
    Differences in recognition of capital gains
      and losses for tax return purposes and
      accounting purposes............................        88       2,634    (14,764)
    Capitalization of policy acquisition costs,
      net of amortization, for tax return purposes      (10,679)    (12,293)   (12,951)
    Differences between amounts reported for
      tax return purposes and statutory
      accounting purposes............................     5,143         129      3,270
    Adjustment of prior years' accruals to tax return      (944)       (119)      (424)
    Federal income tax rate cumulative adjustment....        --          --      1,322
    Other, net.......................................       (19)        (73)       184
                                                       ________    ________   ________

           Total deferred tax expense................  $  5,062    $(12,837)  $(19,639)
                                                       ========    ========   ========


     Total tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1995, 1994 and 1993, to income before tax for the following reasons:

                                                         1995                  1994                   1993
                                                 ____________________  _____________________  _____________________
                                                  Amounts    Percent     Amounts    Percent     Amounts    Percent
                                                     in     of Pretax      in      of Pretax      in      of Pretax
                                                 Thousands   Income     Thousands   Income     Thousands   Income
                                                 _________   _______   __________   _______   __________   _______
    Application of Federal income tax rate...    $  55,974     35.0      $ 51,449     35.0     $  53,050     35.0
         Tax exempt interest and dividends
           received deduction................         (414)    (0.3)         (508)    (0.3)         (648)    (0.4)
         Federal income tax rate change
           cumulative adjustment.............           --       --            --       --         1,322      0.9
         Other, net..........................       (1,049)    (0.6)         (129)    (0.1)          690      0.4
                                                 _________     ____     _________     ____     _________     ____

             Actual tax expense..............    $  54,511     34.1     $  50,812     34.6     $  54,414     35.9
                                                 =========     ====     =========     ====     =========     ====


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                           December 31
                                                      ______________________

                                                         1995       1994
                                                         ____       ____

                                                     (Amounts in Thousands)

Deferred Tax Assets:

    Future policy benefits..........................   $ 152,158   $ 136,884
    Net unrealized loss on securities...............         --       84,134
    Tax net operating loss carryforward.............      26,161      26,752
    Capital gains and losses........................      40,211      39,845
    Capitalization of policy acquisition costs,
      net of amortization, for tax return purposes..      66,859      56,313
    Sale and leaseback transactions.................         873       1,745
    Allowance for uncollectible receivables.........       2,496       2,496
    Resisted claim liability........................       2,840       2,043
    Employee retirement benefits....................      29,740      27,930
    Unearned interest...............................       1,451       1,560
    Accrual of interest payable.....................         353       1,053
    Differences between tax and accounting
      for reinsurance...............................         926       5,333
    Other...........................................       2,510       2,346
                                                       _________   _________

    Total gross deferred tax assets.................     326,578     388,434

    Total valuation allowance.......................     (16,368)    (16,368)
                                                       _________   _________

    Net deferred tax assets.........................     310,210     372,066
                                                       _________   _________

Deferred Tax Liabilities:
_________________________

    Deferral of policy acquisition costs, net of
      amortization, for accounting purposes.........    (299,028)   (275,501)
    Net unrealized gain on securities...............    (105,244)        --
    Basis differences between tax and accounting
      for joint ventures............................      (4,499)     (6,427)
    Basis differences between tax and accounting
      for securities................................      (4,920)     (5,145)
    Depreciation....................................      (5,387)     (5,502)
    Prepaid expenses................................      (3,055)     (1,642)
    Other...........................................     (10,853)     (6,184)
                                                       _________   _________

    Total gross deferred tax liabilities............    (432,986)   (300,401)

                                                       _________   _________

    Net deferred tax asset (liability)..............   $(122,776)  $  71,665
                                                       =========   =========

     Federal income tax returns have been examined and settled for all years through 1988. The Company believes that its recorded income tax liabilities are adequate for all open years.

     Under the provisions of prior tax law applicable to life insurance companies, one half of the excess of the gain from operations of a life insurance company over its taxable investment income was not taxed but was set aside in a special "Policyholders' Surplus Account". Under provisions of the Tax Reform Act of 1984, this account is "frozen" as of December 31, 1983 and is subject to tax under conditions set forth pursuant to prior tax law. Policyholder Surplus may be taxable at the time of its distribution to the company's shareholders or under certain other specified conditions. The Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future. However, should the balance at December 31, 1995 become taxable, the tax computed at present rates would be approximately $47.8 million.

     At December 31, 1995, the Company has nonlife net operating loss carryforwards for Federal income tax purposes of approximately $74.7 million which are available to offset future Federal taxable income, if any, through 2010.

Note 8.  Liability for Unpaid Claims

     Activity in the liability for unpaid claims and claim adjustment expenses for the Company's health and disability coverages is summarized as follows:

                                            1995         1994         1993
                                          ________     ________     ________
                                                (Amounts in Thousands)

Balance at January 1.................     $ 73,627     $ 81,638     $104,222
Less: reinsurance recoverables.......        4,115        4,021       13,831
                                          ________     ________     ________
Net balance at January 1.............       69,512       77,617       90,391
                                          ________     ________     ________

Amount incurred (a)..................      301,344      334,699      370,409

Amount paid, related to:
    Prior years (b)..................      102,099       94,083      121,470
    Current year.....................      196,024      248,721      261,713
                                          ________     ________     ________
          Total......................      298,123      342,804      383,183
                                          ________     ________     ________

Net balance at December 31...........       72,733       69,512       77,617
Plus: reinsurance recoverables.......        5,107        4,115        4,021
                                          ________     ________     ________
Balance at December 31...............     $ 77,840     $ 73,627     $ 81,638
                                          ========     ========     ========


   (a) Substantially all of the Company's incurred claims and claim adjustment expenses relate to the respective current year.

   (b) Includes current year incurred amount on certain claims originating prior to respective current year.


Note 9.  Retirement Plans

     The Company and its subsidiaries have a qualified noncontributory defined benefit pension plan covering substantially all employees. Benefits are generally based on years of service, the employee's compensation during the last three years of employment, and an average of Social Security covered wage bases. It is the Company's policy to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Based on such standards, contributions amounting to $4.2 million, $4.5 million and $4.5 million were made for the years ended December 31, 1995, 1994 and 1993, respectively. Substantially all of the Plan assets are invested in the general investment account of a life insurance subsidiary of the Company through a deposit administration insurance contract. As a result of compensation and benefit limitations under Federal tax law applicable to the Company's qualified defined benefit pension plan, the "excess" portion of the pension benefits for certain employees is provided under an unfunded Supplemental Retirement Plan for which eligibility requirements and certain other provisions were modified during 1993. Additionally, the Company has an unfunded Retirement Plan for Outside Directors which provides pension benefits to non-employee Directors of USLIFE Corporation subject to specified eligibility requirements. Benefits are based on years of service and the annual retainer at time of retirement.

     Pension expense for all of the above pension plans amounted to $7.724 million, $7.848 million and $5.212 million in 1995, 1994 and 1993, respectively. The net periodic pension cost for these plans in 1995, 1994 and 1993 included the following components:

                                                                    Year Ended December 31
                                                              ___________________________________

                                                                1995          1994          1993
                                                                ____          ____          ____

                                                                     (Amounts in Thousands)
Service cost - benefits earned during the period....          $ 5,155       $ 5,672       $ 4,842
Interest cost on projected benefit obligation.......            9,114         8,129         6,654
Actual return on Plan assets........................           (7,642)       (7,272)       (6,766)
Net amortization and deferral.......................            1,097         1,319           482
                                                              _______       _______       _______

Net pension cost....................................          $ 7,724       $ 7,848       $ 5,212
                                                              =======       =======       =======

     The funded status is reconciled to accrued pension cost included in the Company's consolidated balance sheets as of December 31, 1995 and 1994 as follows:

                                                                  Qualified Plan       Non-Qualified Plans
                                                              _____________________   ____________________

                                                                 1995        1994        1995        1994
                                                                 ____        ____        ____        ____

                                                                        (Amounts in Thousands)
   Actuarial present value of benefit obligations:
       Vested benefit obligation............................  $ (83,716)  $ (65,377)  $ (26,977)  $ (18,822)
                                                              ==========  =========   ==========  =========

       Accumulated benefit obligation.......................  $ (85,540)  $ (67,013)  $ (27,044)  $ (19,230)
       Effect of projected future compensation levels.......    (28,457)    (21,060)     (4,383)     (3,303)
                                                              __________  _________   __________  _________
       Projected benefit obligation for service rendered
         to date............................................   (113,997)    (88,073)    (31,427)    (22,533)
   Plan assets at fair value................................     97,849      90,920         --          --
                                                              __________  _________   __________  _________

   Funded status............................................    (16,148)      2,847     (31,427)    (22,533)
   Unrecognized net loss from past experience different
     from that assumed and effects of changes in assumptions     20,073       1,525       9,045       3,061
   Unrecognized portion of initial net (asset) obligation...     (5,415)     (6,498)          4           5
   Unrecognized prior service cost..........................        271         324       6,734       7,756
   Additional minimum balance sheet liability...............         --          --     (11,425)     (7,564)
                                                              __________  _________   __________  _________
   Accrued pension cost.....................................  $  (1,219)  $  (1,802)  $ (27,069)  $ (19,275)
                                                              ==========  =========   ==========  =========


     The unrecognized net asset relating to the qualified pension plan is being recognized over a 14 year period which began January 1, 1987. Under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," an additional minimum pension liability is required for the Company's non-qualified plans to reflect the excess of the accumulated benefit obligations over the liability already recognized as unfunded accrued pension cost. Statement No. 87 also permits offsetting of this liability with an intangible asset, based on provisions of the Statement. The unrecognized net loss and unrecognized prior service cost relating to the Company's pension plans are subject to amortization on a straight-line basis over the estimated average future service period of active employees expected to receive benefits under the plan. Assumptions used in the actuarial computations for the Company's pension plans were as follows:

                                                                    December 31
                                                             ________________________
                                                             1995      1994      1993
                                                             ____      ____      ____
     Discount rate.....................................      7.0%      8.25%     7.5%
     Rate of increase in compensation levels...........      6.0       6.0       6.0
     Expected long-term rate of return on assets.......      7.5       7.5       7.5


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

     The funded status of the non-pension postretirement benefit program as of December 31, 1995 and 1994 is reconciled to accrued postretirement benefit cost as follows:

                                                               December 31
                                                        _________________________

                                                           1995            1994
                                                           ____            ____

                                                         (Amounts in Thousands)
      Accumulated postretirement benefit obligation:

        Retirees.................................       $(16,692)       $(15,767)
        Fully eligible active plan participants..         (4,238)         (4,414)
        Other active plan participants...........         (8,129)         (7,309)
                                                        ________        ________

           Total.................................        (29,059)        (27,490)
        Plan assets..............................            --              --
                                                        ________        ________

           Funded status.........................        (29,059)        (27,490)
        Unrecognized net (gain) or loss..........        (15,204)        (16,433)
        Unrecognized prior service cost..........        (12,940)        (13,888)
                                                        ________        ________

        Accrued postretirement benefit cost......       $(57,203)       $(57,811)
                                                        ========        ========

Net periodic postretirement benefit cost for 1995, 1994 and 1993 included the following components:

                                                          1995       1994       1993
                                                          ____       ____       ____

                                                             (Amounts in Thousands)
Service cost - benefits earned during the year........  $   887    $ 1,044    $ 1,068
Interest cost on accumulated postretirement
  benefit obligation..................................    1,943      2,010      2,198
Net amortization and deferral.........................   (1,995)    (1,704)    (1,162)
                                                        _______    _______    _______
Net periodic postretirement benefit cost..............  $   835    $ 1,350    $ 2,104
                                                        =======    =======    =======



     For measurement purposes, a 10 percent annual rate of increase in the per-capita cost of covered health benefits (ie., health care cost trend rate) was assumed for 1995; the rate was assumed to decrease gradually to 6 percent by the year 1997 and remain at that level thereafter. A 9 percent annual rate of increase in claims reimbursed by Medicare for retirees over age 65 was assumed for 1995; the rate was assumed to decrease gradually to 6 percent by the year 1997 and remain at that level thereafter. The assumed health care cost trend rate does not have a significant effect on the amounts reported in accordance with Statement of Financial Accounting Standards No. 106 ("Employers' Accounting for Postretirement Benefits Other Than Pensions") due to the maximum dollar cap adopted. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $185 thousand and the aggregate of the service and interest cost components of 1995 net periodic postretirement benefit cost by $12 thousand. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1995, 8.25% at December 31, 1994 and 7.5% at December 31, 1993.

Note 10.  Capital Stock

      Non-Redeemable Preferred Stocks

     The $4.50 Series A Convertible Preferred Stock ($1.00 par value; authorized and issued as of December 31, 1995, 4,480 shares; December 31, 1994, 4,653 shares; December 31, 1993, 4,815 shares) is carried at involuntary liquidating value of $100 per share in the financial statements; is entitled to cumulative annual dividends of $4.50 per share; may be redeemed in whole or in part at the option of the Company at $100 per share; and is convertible at any time into Common Stock at a conversion price which at December 31, 1995 was $8.33 per share (each share of Series A Stock valued at $100), subject to adjustment under a formula intended to protect against dilution in certain events. Holders are entitled to vote together with the Common Stock and Series B Convertible Preferred Stock as one class on the basis of one vote per share and to vote as a class upon the election of two directors during any period in which four quarterly dividends (whether or not consecutive) are in default.

     The $5.00 Series B Convertible Preferred Stock ($1.00 par value; authorized and issued as of December 31, 1995, 1,852 shares; December 31, 1994, 2,003 shares; December 31, 1993, 2,050 shares) is carried at involuntary liquidating value of $50 per share in the financial statements; is entitled to cumulative annual dividends of $5.00 per share; may be redeemed in whole or in part at the option of the Company at $100 per share; and is convertible at any time into Common Stock at a conversion price which at December 31, 1995 was $8.34 per share (each share of Series B Stock valued at $100), subject to adjustment under a formula intended to protect against dilution in certain events. Voting rights are the same as those of holders of Series A Stock.

     The Preferred Stock, undesignated ($1.00 par value; authorized as of December 31, 1995, 10,793,668 shares, issued none), may be issued by authorization of the Board of Directors without further approval of shareholders. The Board has broad powers to fix the terms of such issues subject to the limit that the aggregate of all amounts which may be paid to holders of all of the series of Preferred Stock upon the involuntary liquidation, dissolution or winding up of the Company cannot exceed $100 times the number of such shares plus accrued unpaid dividends.


      Common Stock

     The outstanding shares of Common Stock (par value $1.00 per share; authorized, as of December 31, 1995, 1994 and 1993: 60,000,000 shares; issued, including treasury shares, as of December 31, 1995, 57,468,882 shares; December 31, 1994, 57,465,735 shares; December 31, 1993, 57,463,235 shares) entitle each holder to one vote per share in the election of directors and on all other matters submitted to a vote of shareholders and to such dividends and distributions as may be declared by the Board of Directors out of funds legally available. At December 31, 1995, 75,965 shares of Common Stock were reserved for issuance upon conversion of Preferred Stock. The Company sponsors, through certain of its life insurance subsidiaries, savings plans for selected general agents and producers (the "Agents Plans") providing for distribution of Common shares to participants if specified qualification and vesting requirements are satisfied. As of December 31, 1995, participant interests relating to 34,713 Common shares had vested under the Agents Plans. On July 10, 1986 the Company issued, to shareholders of record on that date, one Common Stock Purchase Right (a "Right") for each share of Common Stock owned on that date. Until the Rights become exercisable they will be represented by the stock certificates for all outstanding Common Stock including newly issued shares. Upon the occurrence of certain events specified in a Rights Agreement dated as of June 24, 1986 and amended and restated as of September 27, 1994 between the Company and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) as Rights Agent, the Rights will become exercisable, separate certificates representing the Rights will be issued, and each Right will entitle the holder to purchase one half of a share of the Common Stock for $107. Under certain circumstances specified in the Rights Agreement each Right will entitle the holder to purchase, for one half of its then market value, publicly traded common stock of any corporation which acquires the Company; each Right will also entitle the holder, with certain exceptions specified in the Rights Agreement, to purchase $150 worth of the Common Stock for $75. As of December 31, 1995, the Rights had not become exercisable.

     The Company also sponsors a Dividend Reinvestment and Stock Purchase Plan which enables holders of the Company's Common Stock to invest cash dividends and optional cash payments in additional shares of the Common Stock. In 1995, 1994 and 1993, respectively, 37,208, 39,861 and 38,534 shares of the Common Stock had been sold pursuant to the Dividend Reinvestment and Stock Purchase Plan.


     Treasury Stock

     At December 31, 1995, there were 22,997,693 shares of Common Stock held in treasury. During 1995, 207,589 Common shares were acquired (including 128,700 shares purchased under a repurchase program and 78,889 shares relating to benefit plans), at an aggregate cost of $5.3 million, and 449,618 Common shares, with an aggregate cost of $5.6 million, were utilized for certain employee, director, and agent benefit plans and for the Dividend Reinvestment and Stock
Purchase Plan of USLIFE Corporation. At December 31, 1994, treasury stock consisted of 23,239,722 Common shares. Common shares outstanding, net of treasury shares, as of December 31, 1995 and 1994 are as follows:

                                               December 31
                                          ________________________

                                             1995         1994
                                             ____         ____

Common shares issued..............        57,468,882    57,465,735
Treasury shares...................        22,997,693    23,239,722
                                          __________    __________

Net outstanding common shares.....        34,471,189    34,226,013
                                          ==========    ==========



Note 11.  Stock Options and Long-Term Incentive Plans

     In May, 1991, the Company adopted a stock option plan (the "1991 Stock Option Plan") for key employees to replace the previous stock option plan under which options could no longer be granted. Under the 1991 Stock Option Plan, a maximum of 1,575,000 shares of the Company's common stock may be issued upon the exercise of stock options which may be granted pursuant to the Plan. The 1991 Stock Option Plan also provides for "Reload" options, which are automatically granted to a participant upon the exercise of an option if the participant uses previously owned shares to pay for the option shares. Reload options will be for the number of previously-owned shares delivered upon the employee's exercise of an option. Under the 1991 Stock Option Plan, the purchase price of shares subject to each option will be not less than 100% of their fair market value at the time of the grant of the option. The Plan limits the number of options that may be granted to any one individual during any one-year period to 112,500. No options may be granted under the 1991 Stock Option Plan after May 20, 2001.

     In May 1994, the Company adopted a stock option plan (the "Non-Employee Director Stock Option Plan") for directors of USLIFE who are not employees of the Company or its subsidiaries or affiliates. The Plan provides that on the date of each Annual Meeting of Shareholders, each eligible director will automatically be granted options to purchase 3,000 shares of USLIFE common stock. A maximum of 375,000 shares of the Company's common stock may be issued upon the exercise of stock options which may be granted under the Non-Employee Director Stock Option Plan. No options may be granted under this Plan after May 17, 2004.

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

     As of December 31, 1995, the Company had outstanding options to its employees (including officers) and non-employee directors for purchase of shares of its Common Stock as follows:

                                                                               Average
             Number of   Number of                                           Option Price
           Participants   Shares              Expiration Dates                 per Share
           ____________  _________            ________________               ____________

                157      1,392,100    April 22, 1996 - July 5, 2005             $21.91



     A summary of activity under all stock option plans for the three years ended December 31, 1995 is presented below:

                                                 Number                    Option Prices
                                                                  ________________________________
                                                   of                                 Aggregate
                                                 Shares              Per Share      (in Thousands)
                                                 ______           _______________   ______________
        Outstanding, December 31, 1992........ 1,147,874          $10.45 - $19.67        $20,260
             Granted..........................   632,250           24.92 -  29.08         15,840
             Exercised........................   207,737           10.45 -  19.67          3,526
             Terminated.......................    14,720           10.45 -  24.92            276
                                               _________                                 _______

        Outstanding, December 31, 1993........ 1,557,667           12.28 -  29.08         32,298
             Granted..........................   117,000           24.83 -  25.92          2,981
             Exercised........................   128,823           12.28 -  24.92          2,308
             Terminated.......................    41,625           12.28 -  24.92            986
                                               _________                                 _______

        Outstanding, December 31, 1994........ 1,504,219           13.17 -  29.08         31,985
             Granted..........................   108,456           24.83 -  28.92          2,788
             Exercised........................   214,028           13.17 -  25.75          4,105
             Terminated.......................     6,547           17.83 -  25.75            162
                                               _________          _______________        _______

        Outstanding, December 31, 1995........ 1,392,100          $15.61 - $29.08        $30,506
                                               =========          ===============        =======


     As of December 31, 1995, options for 904,525 common shares were exercisable under all stock option plans at $15.61 to $29.08 per share. At December 31, 1995, up to 2,408,636 common shares could be issued under the Company's stock option plans. Common shares may be issued under the Company's stock option plans from shares in treasury or authorized but unissued shares.

     The Company has a Book Unit Plan for certain key employees. Under the terms of the Plan, the Board of Directors may award, at its sole discretion, one or more units to employees it has selected to become participants in the Plan. No more than 900,000 units shall be outstanding under the Plan at any time. The value of units granted prior to 1994 shall be the amount by which the book value per share, as of the award date, has been increased or decreased by (a) the sum of the increases or decreases in the book value per share of the Company's common stock, excluding the impact of "mark-to-market" adjustments required by FASB Statement No. 115 to recognize unrealized gains and losses on debt and equity securities, plus (b) dividend equivalents for subsequent years up to and including the valuation date. In May 1994, the Plan was amended to limit the number of book units that may be granted to any one individual during a one-year period to no more than 112,500 and further, to eliminate the inclusion of cumulative dividends paid to shareholders in calculating the value of book units awarded in 1994 and thereafter. Accordingly, approximately $1.3 million, $1.7 million, and $2.1 million were charged to expense in 1995, 1994 and 1993, respectively.

     A summary of units outstanding under the Book Unit Plan follows:

                                       Number         Award              Valuation
Year of Grant                         of Units        Date                 Date
_____________                         ________        _____              _________
1992.............................     201,375     January 1, 1992     December 31, 1996
1993.............................     276,000     January 1, 1993     December 31, 1997
1994.............................      11,250     January 1, 1994     December 31, 1998
1995.............................      23,250     January 1, 1995     December 31, 1999
                                      _______


Outstanding, December 31, 1995...     511,875
                                      =======


     The Company also has a Restricted Stock Plan for selected key employees. Under the terms of the Plan, a committee of the Board of Directors may award restricted shares of common stock of the Company, up to an aggregate maximum of 1,575,000 shares, to designated Participants. The shares, when awarded, are initially non-transferable and subject to forfeiture in the event that the Participant ceases to be an employee of USLIFE or any of its subsidiaries other than by reason of death, permanent disability, retirement, or certain other specified circumstances. These restrictions generally terminate with respect to 20% of the number of shares awarded on March 1 of each of the five calendar years following the year of award, at which time the appropriate number of unrestricted shares are distributed to the Participant. For certain awards, restrictions terminate with respect to one-third of the number of shares awarded on the first, second, and third anniversaries of the award date, with similar distribution. In the event of a Change in Control, as defined in the Plan, restrictions would terminate as to previously awarded but unvested shares. The Plan limits the number of shares that may be granted to any one individual during any one-year period to 112,500, and provides for forfeiture of awards to certain key officers under the Plan in the event that performance goals based on the Company's "Earnings Per Share from Continuing Operations," as defined in the Plan, are not satisfied. Upon award of shares under the Plan, deferred compensation equivalent to the market value of the shares on the award date is charged to Equity Capital. Such deferred compensation is subsequently amortized by means of charges to expense over the period during which the restrictions lapse. During 1995, a total of 126,699 shares were awarded under the Plan. During 1994, a total of 306,411 shares were awarded under the Plan, and 7,998 previously awarded shares were forfeited pursuant to the terms of the Plan. As of December 31, 1995, there were 375,429 previously awarded shares outstanding under the Plan as to which the restrictions had not yet lapsed. Expense charges recognized in 1995, 1994 and 1993 relating to these awards amounted to approximately $2.6 million, $2.0 million and $2.1 million, respectively.

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

Note 12.  Leases

     A subsidiary of the Company leases a portion of a building located at 125 Maiden Lane, New York, New York, which houses the subsidiary's principal executive offices as well as the headquarters of the Company and several other subsidiaries. The lease expires in 2006 and provides a renewal option based on fair rental value at time of renewal. Additionally, several subsidiaries lease office space at other locations generally for periods ranging from five to fifteen years, and certain subsidiaries utilize leased furniture and office equipment. Certain of the operating leases for office premises provide for renewal options for periods ranging from five to twenty years based on fair rental value at time of renewal, and further options relating to rental of additional office space. The minimum rental commitments for all such non-cancelable operating leases as of December 31, 1995 approximate $12.0 million in 1996, $10.2 million in 1997, $9.5 million in 1998, $8.6 million in 1999, $8.0 million in 2000, a total of $25.4 million from 2001 to 2005, and a total of $4.1 million from 2006 to 2007. Total rental expense amounted to approximately $12.5 million, $13.1 million and $13.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.


Note 13.  Contingent Liabilities and Commitments

     The Company has outstanding Standby Letters of Credit with two banks representing contingent obligations to fund various trusts established in connection with certain employment contracts of management employees, as well as certain employee and Director benefit plans, in the event of a Change in Control (as defined in the trust agreements), totalling $93 million. The Company has also entered into Key Executive Employment Protection Agreements with selected key employees, which provide for certain contingent severance benefits, based on compensation, in the event of a Change in Control (as defined in the agreements). Additionally, in connection with the application by a life insurance subsidiary for an additional state license to transact business, USLIFE Corporation has agreed to guarantee that subsidiary's maintenance of the state's minimum capital and surplus requirements (amounting to $4.4 million at December 31, 1995) for a ten year period commencing at the effective date of such license. The Company has also agreed to guarantee the payment and performance of two real estate leases which expire December 31, 2006 and June 30, 2007, respectively, for two of its subsidiaries, which represent gross minimum rents for the remaining term of the leases totalling, as of December 31, 1995, $19.4 million and $14.9 million, respectively, plus additional rents representing any increase in operating expenses and real estate taxes over the base year (defined in the leases as calendar year 1995 and 1997, respectively).

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

     In November, 1994, a purported class action was filed against three of the Company's subsidiaries alleging that in connection with purchases by plaintiffs of single premium term life insurance from mortgage lenders, defendants misrepresented the type of insurance offered as credit life insurance and sold the term life insurance at premiums in excess of those permitted for credit life insurance. The parties have agreed to a settlement of all claims asserted and the settlement was given tentative approval by the Court in December, 1995. Under the terms of the Settlement Agreement, class members will be notified of their right to file claims for partial premium refunds. In the opinion of management, the ultimate resolution of this action in accordance with the terms of the Settlement Agreement will not result in a material additional liability on the part of the Company.

     In August, 1995, a purported class action was filed alleging that a subsidiary of the Company violated the federal Telephone Consumer Protection Act by sending unsolicited facsimiles of advertisements. The Complaint contains claims for damages in the amount of $500 for each such unsolicited facsimile or alternatively, plaintiffs' actual monetary loss; plaintiffs have also sued for treble damages or alternatively, punitive damages. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

In March, 1995, a purported class action was filed alleging that a subsidiary of the Company issued insurance contracts in an amount sufficient to cover the gross amount of indebtedness, rather than the net amount of indebtedness, contrary to Alabama law. The complaint contains claims of fraud and breach of contract based on allegations that defendant misrepresented the amount of insurance needed (based on a recent ruling in a similar case by the Alabama Supreme Court). Plaintiffs seek compensatory and punitive damages. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

     In addition to the aforementioned legal proceedings, the Company and its subsidiaries are parties to various routine legal proceedings incidental to the conduct of their business. Based on currently available information, in the opinion of management it is not probable that the ultimate resolution of these suits will result in a material liability on the part of the Company.


Note 14.  Financial Instruments and Concentrations of Credit Risk


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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                      December 31, 1995            December 31, 1994
                                                   _______________________      _______________________
                                                    Carrying      Fair           Carrying      Fair
                                                     Amount       Value           Amount       Value
                                                   __________   __________      __________   __________

                                                                  (Amounts in Thousands)
Financial Assets:
   Cash:
     On hand and in demand accounts..........      $   63,914   $   63,914      $   51,878   $   51,878
     Restricted funds held in escrow, etc. ..           1,821        1,821           1,653        1,653

   Short-term investments....................          69,560       69,560         129,335      129,335
   Fixed maturities..........................       6,006,864    6,006,864       4,937,867    4,937,867
   Equity securities.........................           4,717        4,717           4,583        4,583
   Mortgage loans............................         296,045      308,343         319,618      325,756

Financial Liabilities:
   Policyholder account balances
   relating to investment contracts..........       1,788,794    1,800,825       1,834,418    1,728,122

   Long-term debt............................         349,493      357,161         349,360      318,128




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

     The estimated fair values of the Company's policy loan assets at December 31, 1995 and 1994 are not materially different from the respective carrying values at those dates. It should be noted that fair value estimates based on assumed discount rates and assumptions and estimates of the timing and amount of future cash flows are significantly affected by the assumptions used.


     Concentrations of Credit Risk

     The Company's investments in fixed maturities and equity securities are comprised of a diverse portfolio represented by approximately 650 issuers, with no issuer accounting for more than 2% of the Company's total investment in these securities, based on fair value, at December 31, 1995.

     The geographical distribution of the collateral for the Company's mortgage loans at December 31, 1995, by United States region and based on book value, is as follows:


                   New England..........................     6%
                   Middle Atlantic states...............    17
                   North-central states.................    21
                   South Atlantic states................    17
                   South-central states.................    12
                   Mountain states......................    13
                   Pacific states.......................    14
                                                          _____

                                                           100%
                                                          =====


     The distribution of the Company's mortgage loans at December 31, 1995 by type of collateral, based on book value, is as follows:

                   Office buildings.....................    36%
                   Industrial / warehouse properties....    24
                   Retail...............................    29
                   Apartments...........................     1
                   One to four family residential.......     2
                   Hotel / motel, medical, and other....     8
                                                          _____

                                                           100%
                                                          =====


     The Company's reinsurance receivables and other recoverable amounts at December 31, 1995 relate to approximately 150 reinsurers. Two major United States insurance companies, rated "A+" (superior) and "A" (excellent) respectively by A. M. Best Company, a recognized insurance rating agency, account for approximately 15% and 9%, respectively, of the total reinsurance receivable and recoverable amount at that date. Other than these companies, no single reinsurer accounts for more than 6% of the total reinsurance receivable and recoverable amount at December 31, 1995. The Company monitors the financial condition of its reinsurers in order to minimize its exposure to loss from reinsurer insolvencies.


Note 15.  Reinsurance

     The life insurance subsidiaries reinsure with other companies portions of the risks they underwrite and assume portions of risks on policies underwritten by other companies. The life insurance subsidiaries generally reinsure risks over $1.5 million as well as selected risks of lesser amounts. In this connection, $9.3 billion, representing 6 percent of total life insurance in force as of December 31, 1995, was ceded to other carriers. Reinsurance contracts do not relieve the Company from its obligations to policyholders, and the Company is contingently liable with respect to insurance ceded in the event any reinsurer is unable to meet the obligations which have been assumed.

     The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                            Year Ended December 31
                                                     ____________________________________

                                                       1995         1994          1993
                                                       ____         ____          ____

                                                            (Amounts in Thousands)
    Premiums, before reinsurance ceded.........     $1,067,480   $1,043,958    $1,021,694
    Premiums ceded.............................         76,659       78,480        77,388
                                                    __________   __________    __________
    Net premiums...............................     $  990,821   $  965,478    $  944,306
                                                    ==========   ==========    ==========


    Other considerations, before reinsurance
       ceded...................................     $  203,136   $  180,954    $  166,477
    Other considerations ceded.................         16,737       14,891        12,938
                                                    __________   __________    __________
    Net other considerations...................     $  186,399   $  166,063    $  153,539
                                                    ==========   ==========    ==========



    Benefits to policyholders and beneficiaries,
      before reinsurance recoveries............     $  778,868   $  782,415    $  794,640
    Reinsurance recoveries.....................         63,220       54,804        57,309
                                                    __________   __________    __________
    Benefits to policyholders and beneficiaries,
      net of reinsurance recoveries............     $  715,648   $  727,611    $  737,331
                                                    ==========   ==========    ==========



     A summary of reinsurance activity for the three years ended December 31, 1995 is presented below:

                                                                                                 Percentage
                                                        Ceded to      Assumed                    of Amount
                                             Gross        Other     From Other         Net        Assumed
                                            Amount      Companies    Companies       Amount        to Net
                                            ______      _________    _________       ______      _________

                                                              (Amounts in Thousands)
Year Ended December 31, 1995
    Life insurance in force.............. $140,872,356   $9,270,244  $18,765,435  $150,367,547      12.5%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    529,639   $   37,513  $    49,140  $    541,266       9.1%
       Accident and health insurance.....      487,064       39,146        1,637       449,555        .4
                                          ____________   __________  ___________  ____________      ____

            Total premiums............... $  1,016,703   $   76,659  $    50,777  $    990,821       5.1%
                                          ============   ==========  ===========  ============      ====

Year Ended December 31, 1994
    Life insurance in force.............. $124,881,337   $7,837,101  $16,800,790  $133,845,026      12.6%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    491,151   $   42,362  $    46,119  $    494,908       9.3%
       Accident and health insurance.....      503,442       36,118        3,246       470,570       0.7
                                          ____________   __________  ___________  ____________      ____

            Total premiums............... $    994,593   $   78,480  $    49,365  $    965,478       5.1%
                                          ============   ==========  ===========  ============      ====

Year Ended December 31, 1993
    Life insurance in force.............. $110,549,368   $7,516,633  $14,462,410  $117,495,145      12.3%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    458,492   $   40,728   $   37,406  $    455,170       8.2%
       Accident and health insurance.....      524,448       36,660        1,348       489,136       0.3
                                          ____________   __________   __________  ____________       ___

            Total premiums............... $    982,940   $   77,388   $   38,754  $    944,306       4.1%
                                          ============   ==========   ==========  ============       ===



     The estimated amounts of reinsurance recoverable on paid and unpaid claims included in the Consolidated Balance Sheets as of December 31, 1995 and 1994 are as follows:

                                                                December 31
                                       __________________________________________________________

                                                    1995                        1994
                                       _____________________________  ___________________________

                                            Paid          Unpaid         Paid         Unpaid
                                           Claims         Claims        Claims        Claims
                                           ______         ______        ______        ______

                                                         (Amounts in Thousands)
    Life insurance....................   $   5,994      $  11,487      $   5,824    $   8,508
    Accident and health insurance.....       2,574          5,107          3,041        4,135
                                         _________      _________      _________    _________

         Total........................   $   8,568      $  16,594      $   8,865    $  12,643
                                         =========      =========      =========    =========


     The amount included in the consolidated balance sheets at December 31, 1995 and 1994 for "Other reinsurance recoverable" includes the estimated amounts recoverable on unpaid claims as indicated above as well as prepaid reinsurance premiums.


Note 16.  Income Per Share


     The following table sets forth the computations of income per share for the three years ended December 31, 1995:

                                                                 Year Ended December 31
                                                            _______________________________

                                                              1995       1994       1993
                                                              ____       ____       ____

                                                           (Shares and Amounts in Thousands
                                                              except Per Share Data)
  Net income.............................................   $105,414    $96,185    $97,157
                                                             =======    =======    =======

  Weighted average common shares outstanding,
    net of treasury shares...............................     34,363     34,238     33,873

   Add-Common share equivalents of:
     Preferred Stock - Series A..........................         54         57         66
     Preferred Stock - Series B..........................         23         24         26
     Outstanding stock options-treasury stock method.....        371        211        342
                                                             _______    _______    _______

  Total common shares and common equivalent shares.......     34,811     34,530     34,307
                                                             =======    =======    =======

  Net income per share...................................    $  3.03    $  2.79    $  2.83
                                                             =======    =======    =======


Note 17.  Statement of Cash Flows Information

     For the years ended December 31, 1995, 1994 and 1993, respectively, interest paid amounted to $38.2 million, $34.8 million, and $32.6 million, and Federal income taxes paid amounted to $55.7 million, $60.5 million and $60.7 million. The major portion of the disposals of fixed maturity investments relate to securities sold or redeemed prior to their maturity dates. The $438 million disposals of fixed maturity investments by the Company for the year ended December 31, 1995 included approximately $115 million (adjusted cost) of securities which were called for redemption by the respective issuers prior to maturity. On a similar basis, redemptions of fixed maturities included in total disposals amounted to $209 million and $928 million in 1994 and 1993, respectively.


Note 18. Statutory Financial Information; Dividend Paying Capability of Life Insurance Subsidiaries

     Net income and equity capital of the life insurance subsidiaries, as reported on a regulatory basis and as included in USLIFE's consolidated financial statements in accordance with GAAP, are as follows:

                                                 As Reported               As Included in the Company's
                                                    on a                 Consolidated Financial Statements
                                            Regulatory Basis (a)             in Accordance with GAAP
                                        ______________________________   __________________________________

                                          1995       1994       1993         1995       1994       1993
                                         ______     ______     ______       ______     ______     ______

                                                         (Amounts in Thousands)
Net income for the year
  ended December 31 (b)...............  $ 40,626   $ 31,368   $ 89,451   $  146,058 $  133,352 $  132,240
                                        ========   ========   ========   ========== ========== ==========

Equity capital at December 31.........  $574,757   $572,691   $588,331   $1,786,106 $1,326,922 $1,375,920
                                        ========   ========   ========   ========== ========== ==========
______

(a) Statutory accounting practices require acquisition costs on new business (including commissions and underwriting and issue costs) to be charged to expense when incurred. Regulatory net income includes income (loss) attributed to participating policyholders of approximately $(21) million, $200 thousand, and $2 million in 1995, 1994, and 1993, respectively, with the 1995 loss primarily a result of increased sales of participating term insurance products. Regulatory equity capital includes capital attributed to participating policyholders of approximately $20 million, $30 million, and $39 million at December 31, 1995, 1994 and 1993, respectively. Capital attributed to participating policyholders is not available for payment of dividends to shareholders.

(b) Regulatory net income includes after-tax capital losses of $8 million, $10 million, and $2 million in 1995, 1994, and 1993, respectively. GAAP net income includes after-tax capital gains (losses) of $4 million, $(1) million and $7 million in those years, respectively.


     The dividend paying capability of the life insurance subsidiaries is generally limited by after-tax income and equity capital as reported on a regulatory basis. As a result of the appropriate adjustments, including deferral and amortization of policy acquisition costs and fair value accounting for fixed maturities under GAAP, equity capital of the life insurance subsidiaries prepared in accordance with GAAP exceeds regulatory equity capital as indicated above. Notice to or approval by regulatory authorities is frequently required for dividends paid by insurance companies. Loans to or advances from the life insurance subsidiaries to the parent company may also be subject to regulatory approval requirements or limitations. At December 31, 1995, the portion of the aggregate $1.786 billion GAAP equity capital of the life insurance subsidiaries which was not available for transfer to the parent company by dividend, loan, or advance or available for such transfer only with regulatory approval ("Restricted Net Assets"), as a result of insurance laws and regulations, amounted to $1.732 billion. Cash dividends paid by all consolidated subsidiaries to the parent company totalled $42 million (including $6.5 million remitted by an inactive life insurance subsidiary and then contributed to another life subsidiary in connection with the earlier combination of the two companies' operations), $46 million and $61 million in 1995, 1994 and 1993, respectively. Additionally, during 1993, securities with market value of $22 million were transferred from a life insurance subsidiary to the parent company and subsequently contributed to another life insurance subsidiary in connection with the combination of the two subsidiaries' operations.

Note 19.  Supplementary Insurance Information

     Supplementary data relating to the life insurance industry segment of the Company for the three years ended December 31, 1995 is presented below.

                       Year Ended December 31, 1995          Year Ended December 31, 1994            Year Ended December 31, 1993
                    __________________________________   _____________________________________   ___________________________________

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


                                                                (Amounts in Thousands)
Deferred policy
 acquisition
    costs........  $  718,439  $      -     $  718,439   $  793,145  $      -     $  793,145    $  741,927  $      -     $  741,927
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Future policy
 benefits:

  Life...........  $1,324,395  $      -     $1,324,395   $1,254,879  $      -     $1,254,879    $1,196,265  $      -     $1,196,265
  Accident and
   health........     314,032         -        314,032      277,117         -        277,117       257,192         -        257,192
                   __________  _________    __________   __________  _________    __________    __________  _________    __________

   Total.........  $1,638,427  $      -     $1,638,427   $1,531,996  $      -     $1,531,996    $1,453,457  $      -     $1,453,457
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Policyholder
 account balances
 for universal
 life-type and
 investment
 contracts.......  $3,787,546  $      -     $3,787,546   $3,641,393  $      -     $3,641,393    $3,322,265  $      -     $3,322,265
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Other policy
 claims and
 benefits
 payable.........  $  259,135  $     233    $  259,368   $  215,102  $    (282)   $  214,820    $  211,483  $    (371)   $  211,112
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Premium income:
  Life...........  $  542,000  $    (734)   $  541,266   $  495,568  $    (660)   $  494,908    $  455,766  $    (596)   $  455,170
  Accident and
    health.......     451,197     (1,642)      449,555      474,135     (3,565)      470,570       494,417     (5,281)      489,136
                   __________  _________    __________   __________  _________    __________    __________  _________    __________

    Total........  $  993,197  $  (2,376)   $  990,821   $  969,703  $  (4,225)   $  965,478    $  950,183  $  (5,877)   $  944,306
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Other consider-
  ation..........  $  186,399  $      -     $  186,399   $  166,063  $      -     $  166,063    $  153,539  $      -     $  153,539
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Net investment
  income.........  $  475,839  $  12,640    $  488,479   $  448,712  $  12,782    $  461,494    $  431,923  $  12,723    $  444,646
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Realized gains
  (losses).......  $    6,413  $     (25)   $    6,388   $   (1,322) $     (58)   $   (1,380)   $   10,835  $  (2,319)   $    8,516
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Benefits, claims,
 losses and
 settlement
 expenses........  $1,037,307  $     233    $1,037,540   $1,001,197  $    (282)   $1,000,915    $  961,269  $    (371)   $  960,898
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Amortization of
 deferred policy
 acquisition
 costs...........  $  162,038  $      -     $  162,038   $  159,702  $      -     $  159,702    $  151,851  $      -     $  151,851
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Other operating
 expenses  ......  $  296,719  $  83,330    $  380,049   $  265,645  $  77,928    $  343,573    $  264,066  $  71,652    $  335,718
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========



Note 20.  Condensed Financial Information of Parent Company

                                          CONDENSED BALANCE SHEETS
                                               PARENT COMPANY
                                         December 31, 1995 and 1994

                                                   ASSETS
                                                                                        1995        1994
                                                                                        ____        ____
                                                                                      (Amounts in Thousands)
 Cash and invested assets:
    Cash and certificates of deposit................................................. $    8,060  $    9,349
    Fixed maturities available for sale, at fair value...............................     42,745      41,045
    Equity securities, at fair value.................................................         82          70
    Other long term investments, and short term investments..........................      1,741       1,010
                                                                                      __________  __________
            Total cash and invested assets...........................................     52,628      51,474
    Other receivables (net)..........................................................      1,114       7,544
    Property and equipment (net).....................................................        662         650
    Prepaid expenses, deferred charges and other assets..............................     45,091      47,081
    Investment in life insurance subsidiaries........................................  1,786,106   1,326,922
    Investment in non-life insurance subsidiaries....................................     30,112      26,668
                                                                                      __________  __________
           Total assets.............................................................. $1,915,713  $1,460,339
                                                                                      ==========  ==========

                                       LIABILITIES AND EQUITY CAPITAL

LIABILITIES:
    Federal income taxes (current and deferred)...................................... $  (25,534) $  (18,679)
    Notes payable....................................................................    222,975     196,575
    Long-term debt...................................................................    349,493     349,360
    Accounts payable and accrued liabilities.........................................     60,525      55,195
                                                                                      __________  __________
            Total liabilities........................................................    607,459     582,451
                                                                                      __________  __________


NON-REDEEMABLE PREFERRED STOCKS, COMMON STOCK, AND OTHER SHAREHOLDERS' EQUITY
 ("EQUITY CAPITAL"):
    Preferred stock - Series A.......................................................        448         465
    Preferred stock - Series B.......................................................         93         100
    Preferred stock-undesignated.....................................................         -           -
    Common stock.....................................................................     57,469      38,310
    Paid-in surplus..................................................................    117,512     131,823
    Net unrealized gain (loss) on securities.........................................    195,450    (156,248)
    Retained earnings................................................................  1,284,306   1,210,078
                                                                                      __________  __________
                                                                                       1,655,278   1,224,528
    Less: Treasury stock, at cost....................................................    339,662     339,972
          Deferred compensation......................................................      7,362       6,668
                                                                                      __________  __________
        Total Equity Capital.........................................................  1,308,254     877,888
                                                                                      __________  __________

            Total liabilities and Equity Capital..................................... $1,915,713  $1,460,339
                                                                                      ==========  ==========


                                         CONDENSED STATEMENTS OF INCOME
                                                 PARENT COMPANY

                                   For the Three Years Ended December 31, 1995

                                                                                  Year Ended December 31
                                                                           ____________________________________

                                                                              1995        1994        1993
                                                                              ____        ____        ____

                                                                                  (Amounts in Thousands)
 Net investment income...................................................    $ 4,035     $ 4,661     $ 5,243
 Dividends from subsidiaries (eliminated in consolidation)...............     42,312      45,702      82,800
 Realized gains (losses) on investments..................................        (28)        (86)         80
 Other income............................................................      8,980       8,414       7,760
                                                                             _______     _______     _______

          Total income...................................................     55,299      58,691      95,883
                                                                             _______     _______     _______
 General expenses........................................................     40,051      36,782      35,506
 Interest on notes payable...............................................     15,303      11,239       5,716
 Interest on long term debt..............................................     24,396      24,388      26,676
                                                                             _______     _______     _______
          Total expenses.................................................     79,750      72,409      67,898
                                                                             _______     _______     _______
 Income from operations before related income taxes......................    (24,451)    (13,718)     27,985
 Provision for income taxes..............................................    (22,820)    (19,643)    (18,806)
                                                                             _______     _______     _______
 Income (loss) before equity in undistributed net income of subsidiaries.     (1,631)      5,925      46,791
 Equity in undistributed net income of subsidiaries......................    107,045      90,260      50,366
                                                                             _______     _______     _______

 Net income..............................................................   $105,414     $96,185     $97,157
                                                                             =======     =======     =======



                                             STATEMENTS OF CASH FLOWS
                                                  PARENT COMPANY


                                    For the Three Years Ended December 31, 1995


                                                                                     Year Ended December 31
                                                                               _________________________________

                                                                                  1995        1994        1993
                                                                                  ____        ____        ____

                                                                                     (Amounts in Thousands)
     Cash flows from operating activities:
       Net income............................................................  $ 105,414   $  96,185  $   97,157
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Equity in undistributed net income of subsidiaries..................   (107,045)    (90,260)    (50,366)
         Dividends of securities from subsidiaries...........................         -           -      (21,603)
         Deferred federal income taxes.......................................     (1,875)     (1,063)      2,979
         Depreciation and amortization.......................................      2,096       2,044       2,109
         Change in other liabilities and amounts receivable..................     11,760       2,146     (14,184)
         Change in current federal income tax liability......................     (6,467)      2,894      13,021
         Net realized capital losses (gains).................................         28          86         (80)
         Other, net..........................................................      2,755       2,555         716
                                                                               _________   _________   _________

              Total adjustments..............................................    (98,748)    (81,598)    (67,408)
                                                                               _________   _________   _________

                   Net cash provided by operating activities.................      6,666      14,587      29,749
                                                                               _________   _________   _________

     Cash flows from investing activities:
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities..................................................      7,071      12,640      18,118
           Mortgage loan principal receipts..................................          -           -           1
       Expenditures for property and equipment...............................       (271)       (271)       (232)
       Capital contributions to subsidiaries.................................     (6,645)    (18,000)         -
       Cost of investments purchased:
           Fixed maturities..................................................     (4,545)     (6,444)    (15,729)
           Net (purchases) or sales of short term investments................       (731)          -       5,000
       Other, net............................................................          3           -        (396)
                                                                               _________   _________   _________

                   Net cash provided (used) in investing activities..........     (5,118)    (12,075)      6,762
                                                                               _________   _________   _________

     Cash flows from financing activities:
         Issuance of debt securities.........................................         -           -      300,000
         Borrowings under credit facility....................................         -      150,000          -
         Increase (decrease) in notes payable................................     26,400     (19,000)   (112,400)
         Dividends to shareholders...........................................    (31,186)    (28,801)    (27,361)
         Acquisition of treasury stock.......................................     (5,334)     (7,230)     (2,621)
         Repayment of long-term debt.........................................         -     (100,000)   (200,000)
         Other, net..........................................................      7,283       5,998       5,959
                                                                               _________   _________   _________

                   Net cash provided (used) in financing activities..........     (2,837)        967     (36,423)
                                                                               _________   _________   _________

           Net change in cash................................................     (1,289)      3,479          88
         Cash at beginning of year...........................................      9,349       5,870       5,782
                                                                               _________   _________   _________

         Cash at end of year.................................................  $   8,060   $   9,349  $    5,870
                                                                               =========   =========   =========


Note 21.  Condensed Quarterly Results of Operations (Unaudited)

     The quarterly results of consolidated operations for the two years ended December 31, 1995 are presented below (in thousands of dollars except per share amounts):


                                                       Three Months Ended                          Three Months Ended
                                             ______________________________________      ______________________________________

                                              March      June   September  December       March      June   September  December
                                             31, 1995  30, 1995  30, 1995  31, 1995      31, 1994  30, 1994  30, 1994  31, 1994
                                             ________  ________ _________  ________      ________  ________ _________  ________

 Total income............................... $418,829  $443,191  $432,558  $444,974      $390,722  $428,875  $413,787  $417,803
 Total benefits and expenses................  382,060   403,176   392,007   402,384       354,425   391,298   375,398   383,069
                                             ________  ________  ________  ________      ________  ________  ________  ________

 Income from operations
  before related income taxes...............   36,769    40,015    40,551    42,590        36,297    37,577    38,389    34,734

 Provision for income taxes.................   12,479    13,848    13,908    14,276        12,673    13,413    12,879    11,847
                                             ________  ________  ________  ________      ________  ________  ________  ________

   Net income............................... $ 24,290  $ 26,167  $ 26,643  $ 28,314      $ 23,624  $ 24,164  $ 25,510  $ 22,887
                                             ========  ========  ========  ========      ========  ========  ========  ========


     Net income per share.................   $    .70  $    .76  $    .76  $    .81      $    .69  $    .70  $    .73  $    .67
                                             ========  ========  ========  ========      ========  ========  ========  ========

