Form 10-K/A
period 1995-12-31
USLIFE CORP
filed 1996-04-22
CIK 102420

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

                               USLIFE Corporation

                                   Form 10K/A
                  For the Fiscal Year Ended December 31, 1995
                                Amendment No. 1

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

  Inclusion of the following Exhibit:

    99 (i)  Annual Report on Form 11-K of USLIFE
            Corporation Employee Savings and
            Investment Plan for the plan year ended
            December 31, 1995

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 16, 1996


                                   USLIFE Corporation
                        _________________________________________

                                      (Registrant)



                     by   /s/ James M. Schlomann
                        _________________________________________


                        James M. Schlomann
                        Executive Vice President - Finance
                        (Principal Financial Officer)

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

 99 (i)        -   Annual Report  on Form  11-K of  USLIFE Corporation  Employee
               Savings and Investment Plan for the plan year ended December 31, 1995.

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