Form 10-Q
period 1996-03-31
USLIFE CORP
filed 1996-05-09
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996      or
                               ______________

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

The number of shares outstanding of the Registrant's Common Stock as of May 1, 1996 was 34,293,638.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  March 31, 1996 and December 31, 1995...................      3

  Summary Statements of Consolidated Net Income -
  For the Three Months Ended March 31, 1996 and 1995.....      5

  Statements of Consolidated Cash Flows -
  For the Three Months Ended March 31, 1996 and 1995.....      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     12

  Other Financial Information............................     23


Part II - Other Information..............................     24


Signatures...............................................     25


                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                   March 31, 1996 and December 31, 1995
           (Dollar amounts in thousands except per share data)


                                                  March 31, 1996       December 31, 1995
                                                  ______________       _________________
Assets
______

Cash:

  On hand and in demand accounts..............        $   46,430           $   63,914

  Restricted funds held in escrow, etc. ......             3,316                1,821
                                                      __________           __________

                                                          49,746               65,735
                                                      __________           __________

Invested assets:

  Fixed maturities available for sale, at fair
   value (cost, March 31, 1996, $5,644,324;
   December 31, 1995, $5,559,322).............         5,805,982            6,006,864

  Equity securities, at fair value (cost,
   March 31, 1996, $4,446; December
   31, 1995, $4,918)..........................             4,170                4,717

  Mortgage loans..............................           283,250              296,045

  Policy loans................................           281,632              282,179

  Real estate.................................            30,069               29,205

  Other long term investments.................             4,813                6,241

  Short term investments......................           110,601               69,560
                                                      __________           __________

    Total invested assets.....................         6,520,517            6,694,811

                                                      __________           __________

    Total cash and invested assets............         6,570,263            6,760,546
                                                      __________           __________

Deferred policy acquisition costs.............           789,712              718,439

Other receivables (net).......................           353,038              350,593

Property and equipment (net of accumulated
  depreciation of $39,942 at March 31, 1996
  and $38,695 at December 31, 1995)...........            10,059               10,495

Prepaid expenses, deferred charges and
     other assets.............................            88,659               90,431
                                                      __________           __________

     Total assets.............................        $7,811,731           $7,930,504
                                                      ==========           ==========


See accompanying notes to financial statements.

                                                                March            December
                                                               31, 1996          31, 1995
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,648,607        $1,638,427
Policyholder account balances............................      3,811,032         3,787,546
Supplementary contracts without life contingencies.......         35,248            28,775
Policyholder dividend accumulations......................         20,373            20,419
Policy and contract claims...............................        169,942           177,739
Other policy and contract liabilities....................         31,137            32,435
Notes payable............................................        243,400           222,900
Long term debt...........................................        349,527           349,493
Federal income taxes (current and deferred)..............         55,377           118,956
Accounts payable and accrued liabilities.................        260,243           239,642
                                                              __________        __________
     Total liabilities...................................      6,624,886         6,616,332
                                                              __________        __________

Deferred income..........................................          5,339             5,918
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,427
      shares (December 31, 1995, 4,480 shares)...........            443               448
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 1,788
      shares (December 31, 1995, 1,852 shares)...........             89                93
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,785 shares, issued; none
      (December 31, 1995; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      60,000,000 shares, issued: 57,470,282 shares
      (December 31, 1995, 57,468,882 shares).............         57,470            57,469
Paid-in surplus..........................................        118,054           117,512
Net unrealized gains on securities.......................         52,628           195,450
Retained earnings........................................      1,302,440         1,284,306
                                                              __________        __________
                                                               1,531,124         1,655,278

Less:  Treasury stock, at cost - March 31, 1996:
         23,085,402 Common shares; December 31, 1995:
         22,997,693 Common shares........................        343,033           339,662

       Deferred compensation.............................          6,585             7,362
                                                              __________        __________

Total Equity Capital.....................................      1,181,506         1,308,254
                                                              __________        __________

Total liabilities and Equity Capital.....................     $7,811,731        $7,930,504
                                                              ==========        ==========

Equity Capital per share.................................         $33.91            $37.47
                                                                  ======            ======


                             USLIFE Corporation and Subsidiaries

                  Summary Statements of Consolidated Net Income (Unaudited)
                     For the Three Months Ended March 31, 1996 and 1995
                           (Amounts in thousands except per share)

                                                               Three Months Ended March 31
                                                               ____________________________
                                                                  1996               1995
                                                                 ______             ______
REVENUES:
   Premiums.................................................   $  244,970        $  232,736
   Other considerations.....................................       54,701            57,884
   Net investment income....................................      124,146           120,338
   Realized gains on investments............................          566               397
   Other income.............................................       11,019             7,474
                                                               __________        __________
      Total revenues........................................      435,402           418,829
                                                               __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries..............      190,473           180,527
   Commissions, net of deferred expenses....................       43,779            37,402
   Other expenses and taxes, net of deferred expenses.......       48,033            45,557
   Increase in liability for future policy benefits.........       13,526            16,106
   Interest credited to policyholder account balances.......       50,285            50,953
   Amortization of deferred policy acquisition costs........       39,117            40,983
   Interest expense.........................................        9,767             9,671
   Dividends to policyholders...............................          903               861
                                                               __________        __________
      Total benefits and expenses...........................      395,883           382,060
                                                               __________        __________

Income from operations before Federal income taxes..........       39,519            36,769

Provision for income taxes..................................       13,328            12,479
                                                               __________        __________

Net income..................................................   $   26,191        $   24,290
                                                               ==========        ==========


Net income per share........................................   $    .75          $    .70
                                                               ==========        ==========

Dividends per share:

   Common...................................................   $    .23333       $    .22
                                                               ===========       ===========

   Preferred Series A.......................................   $   1.125         $   1.125
                                                               ===========       ===========

   Preferred Series B.......................................   $   1.25          $   1.25
                                                               ===========       ===========


   See accompanying notes to financial statements.


                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                         For the Three Months Ended March 31, 1996 and 1995

                                       (Amounts in Thousands)

                                                                     Three Months Ended March 31
                                                                    _____________________________
                                                                         1996            1995
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   26,191      $   24,290
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         12,002          14,200
         Interest credited to policyholder account balances....         50,285          50,953
         Amounts assessed from policyholder account balances...        (43,570)        (39,131)
         Additions to deferred policy acquisition costs........        (52,131)        (52,831)
         Amortization of deferred policy acquisition costs.....         39,117          40,983
         Additions to deferred charges.........................         (1,431)           (851)
         Deferred federal income taxes.........................          2,232          (1,468)
         Depreciation and amortization.........................          3,027           3,116
         Change in amounts due policyholders...................          4,874          (1,359)
         Change in other liabilities and amounts receivable....         16,778           5,743
         Net realized capital gains............................           (566)           (397)
         Change in restricted cash.............................         (1,495)           (188)
         Change in current federal income tax liability........         11,094          10,278
         Other, net............................................            553          (1,439)
                                                                    ___________     ___________
              Total adjustments................................         40,769          27,609
                                                                    ___________     ___________
                   Net cash provided by operating activities...         66,960          51,899
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................            547           1,455
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        103,232         102,780
           Equity securities...................................            467             116
           Mortgage loan principal receipts....................         15,044          18,708
           Real estate.........................................            184           7,980
           Other long term investments.........................            752             627
       Expenditures for property and equipment.................           (753)         (1,084)
       Cost of investments purchased:
           Fixed maturities....................................       (184,831)       (247,092)
           Mortgage loans......................................         (4,109)         (5,706)
           Real estate.........................................           (199)           (496)
           Net sales or (purchases) of short term investments..        (41,041)         25,833
       Other, net..............................................            (88)          1,214
                                                                    ___________     ___________
                   Net cash used in investing activities.......       (110,795)        (95,665)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Increase in notes payable.............................         20,500          19,500
         Dividends to shareholders.............................         (8,057)         (7,544)
         Acquisition of treasury stock.........................         (3,927)           (890)
         Change in policyholder account balances...............         16,758          34,380
         Other, net............................................          1,077           1,902
                                                                    ___________     ___________
                   Net cash provided by financing activities...         26,351          47,348
                                                                    ___________     ___________
           Net change in cash..................................        (17,484)          3,582
         Cash at beginning of year.............................         63,914          51,878
                                                                    ___________     ___________
         Cash at end of period.................................     $   46,430      $   55,460
                                                                    ===========     ===========

                  See accompanying notes to financial statements.


               USLIFE Corporation and Subsidiaries

                  Notes to Financial Statements


Note 1.  New Accounting Principle

Effective as of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets such as property and equipment, and certain intangible assets, be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. When recoverability standards specified in the Statement are not met, a writedown of the covered assets may be required. The Statement does not apply to various classes of assets including the Company's investment securities and deferred policy acquisition costs, which will continue to be evaluated based on previously established accounting standards. The adoption of this Statement did not have a material impact on the Company's reported financial position or results of operations.


Note 2.  Investments

The Company's investment management policies include continual monitoring and evaluation of securities market conditions and circumstances relating to its investment holdings which may result  in  the  selection  of  investments  for  sale  prior  to maturity. Securities may also be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayment risk, and similar factors. Accordingly, the Company's entire fixed maturity portfolio (bonds and redeemable preferred stocks) is classified as "available for sale" and is carried in the accompanying consolidated balance sheets at fair value. The Company's investments in non-
redeemable preferred stocks and common stocks ("equity securities") are carried at fair value in the accompanying consolidated balance sheets. Unrealized gains and losses on available-for-sale securities, other than those relating to a reduction in value determined to be other than temporary, are recorded through direct charges or credits to Equity Capital.

Equity Capital at March 31, 1996 and December 31, 1995 includes net unrealized gains and losses on available-for-sale securities as follows:

                                                              March 31,    December
                                                                1996       31, 1995
                                                              _________   __________

                                                              (Amounts in Thousands)
Fixed maturities:
  Fair value.....................................            $5,805,982   $6,006,864
  Adjusted cost..................................             5,644,324    5,559,322
                                                             __________   __________

  Unrealized gain................................               161,658      447,542
                                                             __________   __________

Equity securities:
  Fair value.....................................                 4,170        4,717
  Adjusted cost..................................                 4,446        4,918
                                                             __________   __________

  Unrealized loss................................                  (276)        (201)
                                                             __________   __________

Total unrealized gain............................               161,382      447,341
                                                             __________   __________

Related adjustments:
  Deferred policy acquisition costs..............               (77,667)    (135,926)
  Policyholder liabilities.......................                (2,748)     (10,721)
  Deferred federal income tax liability..........               (28,339)    (105,244)
                                                             __________   __________

                                                               (108,754)    (251,891)
                                                             __________   __________
Net unrealized gain on securities included
  in Equity Capital..............................            $   52,628   $  195,450
                                                             ==========   ==========



Short term investments are carried at cost, which approximates fair value. Real estate is carried at the lower of depreciated cost or net realizable value. Depreciation is calculated on a straight line basis with useful lives varying based on the type of building. Policy loans and mortgages, other than those with a decline in value determined to be other than temporary, are stated at the aggregate of unpaid principal balances. Other long term investments are stated at the lower of cost or estimated net realizable value.

At March 31, 1996, consolidated invested assets included $304 million (at fair value; adjusted cost $311 million) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Based on fair value, these securities represent 4% of consolidated total assets at that date. Approximately $7 million of these investments (at fair value; adjusted cost $6 million) are in default at March 31, 1996. Also at March 31, 1996, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $4 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $19 million.

Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of March 31, 1996 and December 31, 1995, the number of such shares used for this purpose was 34.840 million and
34.918 million, respectively.


Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the three month periods ended March 31, 1996 and 1995:


                                                           Three Months Ended
                                                                March 31
                                                           __________________

                                                            1996         1995
                                                            ____         ____

                                                     (Shares and Amounts in Thousands
                                                          except Per Share data)

    Net income.........................................   $ 26,191     $ 24,290
                                                          ========     ========

    Weighted average common shares
      outstanding, net of treasury shares..............     34,463       34,268
    Add - common share equivalents of:
      Preferred Stock - Series A.......................         53           55
      Preferred Stock - Series B.......................         22           23
      Outstanding stock options - treasury stock method        381          228
                                                            ______       ______

    Total common shares and common equivalent shares...     34,919       34,574
                                                            ======       ======


    Net income per share...............................     $  .75       $  .70
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

                                          March 31,      December
                                            1996         31, 1995
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $  9,766      $  8,568
Other reinsurance recoverable amounts...    128,276       138,146
                                           ________      ________

                                           $138,042      $146,714
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                     Three Months Ended March 31
                                                     ___________________________

                                                       1996               1995
                                                     ________           ________

                                                       (Amounts in Thousands)


    Premiums, before reinsurance ceded.........      $263,140           $250,796
    Premiums ceded.............................        18,170             18,060
                                                     ________           ________
    Net premiums...............................      $244,970           $232,736
                                                     ========           ========


    Other considerations, before reinsurance
       ceded...................................      $ 59,325           $ 61,914
    Other considerations ceded.................         4,624              4,030
                                                     ________           ________
    Net other considerations...................      $ 54,701           $ 57,884
                                                     ========           ========



    Benefits to policyholders and beneficiaries,
      before reinsurance recoveries............      $199,920           $192,942
    Reinsurance recoveries.....................         9,447             12,415
                                                     ________           ________
    Benefits to policyholders and beneficiaries,
      net of reinsurance recoveries............      $190,473           $180,527
                                                     ========           ========

Note 6.  Subsequent Refinancing Transactions


In April 1996, the Company renewed its revolving credit agreement with The Bank of New York (as agent). The credit agreement provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million. All borrowings under the revolving credit agreement must mature no later than April 10, 1999. The proceeds of the initial $150 million borrowing under this agreement, on April 10, 1996 at an interest rate of 5.77% for a 90 day period, were utilized to repay maturing bank indebtedness under the previous revolving credit agreement.

Also in April 1996, the Company advised the holders of its 9.15 percent Notes due June 15, 1999 that it would redeem the entire $50 million debt issue, without penalty, on June 15, 1996. It is anticipated that the debt issue will be initially refinanced by the proceeds of short term bank borrowings or by issuance of debt securities under the Company's shelf registration statement, with the determination to be made based on market conditions at the time of the redemption.

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

Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable and amounts due policyholders, all of which are subject to random fluctuations from the timing of securities transaction settlements, claims payments and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first quarter of 1996 was $59 million.

On a consolidated basis, net cash provided by operating activities amounted to $67 million for the first quarter of 1996, compared to $52 million for the corresponding period of 1995. As indicated above, these amounts reflect changes in accounts that are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $45 million in the first quarter of 1996 versus $48 million in the corresponding 1995 period.

Cash flows from operating activities for the first quarter of 1996 included $12 million from the change in liability for future policy benefits, versus $14 million in the corresponding 1995 period. The decrease reflected a reduced level of single premium immediate annuity sales and attrition of employer / association group health insurance business, as discussed under "Results of Operations." These factors more than offset the impact of greater written premiums on credit life and disability products in the first quarter of 1996 versus the comparable year-ago period.

Interest credited to policyholder account balances amounted to $50 million in the first quarter of 1996, approximating the $51 million reported for the corresponding 1995 period. Policyholder account balances increased from $3.69 billion at March 31, 1995 to $3.81 billion at March 31, 1996. The portion of policyholder account balances relating to individual annuities was approximately $1.8 billion at both March 31, 1996 and March 31, 1995. The balance, relating to universal life insurance contracts, increased approximately $190 million during that one year period. The impact of this increase in the base of interest sensitive contracts was essentially offset by reductions in rates of interest credited that were implemented during 1995 and continuing into 1996, as discussed under "Results of Operations."

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

The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders were experienced, the cash flow requirements associated with such surrenders could conceivably require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. The sources of liquidity described earlier would be applied toward any further cash flow requirements.

Net additions to deferred policy acquisition costs amounted to $13 million in the 1996 period versus $12 million in the first quarter of 1995. The increase reflects various factors including a $10 million increase in net written premiums on credit life and disability insurance products.

Net cash used in investing activities amounted to $111 million in the first quarter of 1996, compared to $96 million in the corresponding 1995 period. Individual annuity surrenders, which have a negative impact on net funds available to invest, amounted to $53 million during the first quarter of 1996 versus $65 million during the corresponding 1995 period. The major portion of these surrenders resulted in imposition of a surrender charge by the Company as contractually permitted and consequently, these surrenders did not have an adverse impact upon consolidated results of operations.

As of March 31, 1996, approximately 11% of the Company's deferred annuity contracts (versus 9% at December 31, 1995), based on policyholder account balances, were beyond the contractual period during which a significant charge could be imposed in the event of termination. Based on the Company's significant 1991 sales of individual annuities with five year surrender charge periods, with gross deposits that year totalling approximately $500 million, a further increase in the proportion of annuity contracts beyond the surrender charge period is anticipated during the balance of 1996. The Company's asset / liability management strategies have contemplated the expected surrender pattern for these annuities, and based on cash flow testing the Company believes that its distribution of investments is appropriate for the cash requirements associated with the expected level of surrenders.

Disposals of fixed maturity investments included in cash flows from investing activities for the first quarter of 1996 and 1995 totalled $103 million in each period. These disposals included, respectively, $32 million and $19 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain securities as part of the Company's asset/liability management strategy with objectives including maintenance of an appropriate relationship of asset yields and maturities to current policy liabilities, as well as maintenance of issuer diversification. Substantially all of the proceeds from fixed maturities sold or redeemed were directed to investment grade fixed maturity investments.

Net cash flows provided by consolidated financing activities amounted to $26 million in the first quarter of 1996 versus $47 million in the corresponding 1995 period, reflecting a smaller 1996 period increase in policyholder account balances. The increase in policyholder account balances was $17 million in the 1996 period, versus $34 million in the first quarter of 1995. A reduced level of gross deposits on single premium deferred annuities, together with reductions in rates of interest credited by the Company on its deferred annuities and universal life insurance policies as noted above, offset the impact of an increased base of universal life insurance in force.

During the first quarter of 1996, the Company acquired approximately 132,000 shares of its common stock (including 100,000 shares purchased under a repurchase program and the remainder relating to benefit plans) at a total cost of $4 million. The purchases were financed primarily by selective sales of bonds in the parent company investment portfolio.

Notes payable increased $21 million in the first quarter of 1996 and $20 million in the corresponding 1995 period. These increases in notes payable related primarily to working capital requirements. Cash dividends are typically remitted by the life insurance subsidiaries to the parent company during the fourth quarter. Historically, a portion of these dividends has been applied toward reduction of short term debt incurred for working capital purposes during the earlier part of the year.

At March 31, 1996, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with four banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $93 million. The Company's remaining short term borrowings at March 31, 1996 consisted of $150 million outstanding under a revolving credit agreement with The Bank of New York. As discussed in Note 6 of Notes to Financial Statements, this agreement was renewed in April 1996 for a three-year period and the amount outstanding thereunder was refinanced under the new agreement.

Also at March 31, 1996, the Company had available a bank revolving credit agreement expiring in February 1997 which provides term loan borrowing facilities up to $100 million, under which no borrowings were outstanding.

The Company's short term borrowings are utilized primarily for working capital requirements.

Long term debt at March 31, 1996 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000. The Company has filed a shelf registration statement which permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder. The Company's remaining long term debt at March 31, 1996 consists of a $50 million issue of 9.15% Notes due 1999. As discussed in Note 6 of Notes to Financial Statements, this issue will be refinanced by the Company in June 1996.

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




Results of Operations
_____________________


Three Months Ended March 31, 1996 compared to
Three Months Ended March 31, 1995

For the three months ended March 31, 1996, net income amounted to $26.2 million versus $24.3 million for the comparable period of 1995, an increase of $1.9 million or 8%.

Net income for the first quarter of 1996 and 1995 included net capital gains with an after-tax impact of $367 thousand and $258 thousand, respectively. The first quarter 1996 net capital gains came primarily from fixed maturity investments that were called for redemption prior to maturity by the respective issuers and securities sold in order to maintain diversification following the merger of certain issuers.
Capital gains and losses during the first quarter of 1995 reflect disposals of non-performing securities with adjusted cost of approximately $12 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $12 million. Since reserves had been previously recorded to recognize the reduction in value of these investments, these disposals did not have a material impact on reported results for that period.

Excluding the capital gains and losses discussed above, consolidated after-tax income amounted to $25.8 million for the first quarter of 1996 versus $24.0 million for the corresponding 1995 period, an increase of $1.8 million or 7%. On a similar basis, after-tax income of the life insurance subsidiaries increased $2.4 million or 7%. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $10.7 million in the first quarter of 1996, approximating the $10.2 million for the comparable 1995 period.

The improvement in life insurance subsidiary results came primarily from an increase in pre-tax profits from the individual life and annuity product line and improved results from the credit disability line, partially offset by unfavorable results from the employer/association group health insurance line.

A  discussion   of  the  Company's  various  product  lines,
excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $52.3 million for the first quarter of 1996 versus $49.4 million for the corresponding 1995 period. The increase of approximately $3 million or 6% reflected greater gains from investment income and voluntary policy termination experience ("persistency"). Mortality experience was favorable during the first quarter of 1996 and contributed to the overall pre-tax profit reported for the period, but this contribution was to a lesser degree than the first quarter of 1995.

Written premiums from credit life insurance products increased from $15 million in the first quarter of 1995 to $19 million in the 1996 period, reflecting increased sales through financial institutions. Pre-tax profits on credit insurance products are anticipated to be realized when currently written premiums are earned in future periods rather than during the period of sale. A pre-tax loss of $328 thousand was reported for credit life insurance coverages for the first quarter of 1996, versus a pre-tax loss of $565 thousand in the corresponding 1995 period. It should be noted that credit life insurance coverages are often sold in conjunction with credit disability insurance and/or other credit-related products. Combined credit life and disability results were profitable for both the first quarter of 1996 and the corresponding 1995 period. Credit disability results are discussed below.

Pre-tax profits  from the  Company's  group  life  insurance lines of business amounted to $2.2 million for the first quarter of 1996, versus $1.8 million for the corresponding 1995 period, for a positive variance of $361 thousand. These lines include employer/association group life insurance, mortgage life insurance, and certain specialty coverages. The positive variance reflected various factors including more favorable mortality experience on group mortgage life insurance coverages.

Pre-tax  income   from   employer/association   group   life
insurance products amounted to $2.0 million for the first quarter of 1996, approximating year-ago period results.

The Company's group health insurance lines of business reported a pre-tax loss of $1.4 million for the first quarter of 1996, versus a pre-tax loss of approximately $600 thousand for the corresponding 1995 period. The employer / association group health insurance product line reported pre-tax losses of $1.5 million and $381 thousand in the first quarter of 1996 and 1995, respectively. The negative variance of $1.1 million from this line was partially offset by improved first quarter 1996 results from specialty group health and disability products marketed through retailers and financial institutions.

Premium revenues on employer / association group health insurance products declined from $92 million in the first quarter of 1995 to $84 million in the 1996 period. The decline in revenues during the first quarter of 1996 resulted from a high level of terminations on traditional indemnity major medical business which more than offset increased revenues from non-major medical and managed care products.

Historically, the majority of the Company's employer / association group insurance premium revenues were derived from indemnity major medical coverages, which were often sold together with group life insurance. A change in market emphasis toward managed care products resulted both in a reduction of new sales of the Company's indemnity major medical products and an erosion of business in force over the past several years.

The Company has taken a number of actions to address the decline in revenues, including refinement of "ancillary" group products such as long-term disability and dental insurance. The goals of these actions include an increase in the proportion of group business from non-major medical lines. Additionally, the Company has introduced new managed care products in several states (using provider networks made available through unrelated companies). The Company has also undertaken expense reduction measures, such as claims office consolidations, to alleviate the impact of reduced group health revenues. Despite these measures, the revenue decline has outpaced reductions in overhead and other expenses thus far.

In January 1996, the Company announced that it would discontinue offering its traditional indemnity major medical products, and that it would restrict its new sales of managed care major medical products to eight states where it has significant market presence and an appropriate managed care network in place. It was estimated that about 60% of employer / association group health premium in force at year end 1995 related to traditional indemnity products, and the Company further reported that it would monitor this business in order to determine whether future financial statement adjustments would become necessary. As of March 31, 1996, deferred policy acquisition costs relating to employer / association group life and health insurance amount to $20 million and $51 million, respectively. Recoverability of deferred policy acquisition costs is dependent upon future revenues and gross profits from the business to which it relates.

Based on preliminary data, there are early indications that the January announcement may have contributed to a deterioration in persistency on the Company's indemnity major medical business. The Company is currently analyzing the early 1996 results from its employer / association group product lines and will continue to track this experience in order to evaluate whether financial statement adjustments are necessary.

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

Written premiums on credit disability products increased from $14 million in the first quarter of 1995 to $19 million in the 1996 period. Pre-tax income from credit disability products amounted to $2.3 million in the 1996 period, versus $1.7 million in the comparable 1995 period, reflecting more favorable morbidity experience as well as an increased base of earned premiums.

Total revenues of the life insurance subsidiaries in the first quarter of 1996 amounted to $428 million, an increase of $15 million or 4% over the same period of 1995, primarily on increases of $9 million (or 3%) and $4 million (or 3%) in premiums and considerations and net investment income, respectively. Additionally, "other income" of the life insurance subsidiaries increased from $5 million to $7 million, reflecting increased volume on certain credit insurance related products.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines, with declining employer/association group health premiums a partial offset as previously discussed.

Premiums and other considerations from individual life insurance and annuity products amounted to $125 million in the first quarter of 1996, compared to $120 million in the 1995 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force business. This increase was accompanied by greater written premiums on credit insurance products, reflecting increased sales through financial institution sources of business as noted above.

The $4 million increase in net investment income of the life insurance subsidiaries reflected a larger investment base in the 1996 period. The pre-tax annualized yield was 7.82% in the first quarter of 1996 versus 7.92% for the corresponding 1995 period. The decline in yield reflects redemptions of securities by the respective issuers, totalling $115 million (at cost) for the year 1995 and $32 million during the first quarter of 1996. An intentional shortening of maturities on investments associated with individual annuity contracts, in anticipation of annuities nearing the end of their surrender charge period, was also a factor.

The Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Recent rate actions are discussed below.

Total  benefits   and  expenses   of  the   life   insurance
subsidiaries increased $11 million or 3% over the same period of 1995.

Benefits to policyholders and beneficiaries amounted to $190 million in the first quarter of 1996, an increase of $10 million versus the $180 million reported for the first quarter of 1995. The increase is attributed primarily to greater volume of individual life insurance and credit life and disability insurance products. A $3 million decrease in employer/association group health benefits, reflecting the decline in volume on that line, was a partial offset.

Interest credited to policyholder account balances amounted to $50 million in the first quarter of 1996, approximating the $51 million reported for the corresponding 1995 period. As noted under "Financial Condition," the impact of an increased base of interest sensitive contracts in the 1996 period was essentially offset by reductions in rates of interest credited on universal life insurance and annuities during 1995 and continuing into 1996.

Interest rates credited on the Company's deferred annuity contracts, exclusive of first year bonuses on certain products, typically ranged from 4-3/4% to 5-1/2% during the first quarter of 1995, depending on type of contract and period of issue. During the year 1995, the Company implemented a series of rate reductions on newly issued annuities together with credited rate reductions on renewing contracts. As a result of actions taken during the fourth quarter of 1995 affecting the major portion of the Company's deferred annuities in force, credited rate reductions of 25 to 50 basis points were implemented on January 1, 1996 for calendar year contracts and are being implemented on policy anniversary dates during 1996 for other contracts. Interest rates credited on these contracts during the first quarter of 1996 typically ranged from 4-1/4% to 5-1/2%.

Interest rates credited on the Company's universal life insurance contracts typically ranged from 6% to 7% during the first quarter of 1995. Reductions in credited interest rates, generally amounting to 25 basis points, were implemented during the third quarter of 1995 with respect to the major portion of the Company's universal life insurance policies in force as well as certain newly issued policies. Additional rate reductions of 25 to 50 basis points were implemented during the first quarter of 1996. Following these actions, current credited rates on the Company's universal life insurance contracts generally range from 5-1/4% to 6-1/2%.

The prospective  impact of  rate  adjustments  for  interest sensitive products  on reported  results will  be  dependent
upon  future   sales,  surrender   levels,  and   investment
portfolio yield.

An increase in future policy benefits of $14 million was recorded for the first quarter of 1996, versus $16 million for the corresponding 1995 period. The decrease reflected a reduced level of single premium immediate annuity sales and attrition of employer / association group health business as previously discussed.

Aggregate commissions, general expenses, and insurance taxes and licenses increased from $72 million in the first quarter of 1995 to $78 million in the 1996 period. The $6 million increase is primarily associated with the 1996 period increase in credit insurance written premiums and increased volume on individual life insurance and credit insurance related products.

At March 31, 1996, consolidated invested assets included approximately $304 million (at fair value) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 4% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

In October  1995, the  Financial Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation." This Statement, which must be adopted in 1996, establishes financial accounting and reporting standards for stock option plans and other stock-based forms of compensation. Under previously established accounting standards, stock options such as those granted by the Company (with option price set equal to market price at date of grant) do not require income statement charges, although the outstanding options are considered in earnings per share calculations. FASB 123 introduces standards for computing "fair value" of these stock options using a mathematical model, as well as expense charges over the related service period based on this calculated value. However, companies can elect to report the pro-forma impact of these computed charges on net income and earnings per share in a footnote rather than actually recording the computed income statement charges. USLIFE Corporation intends to provide footnote disclosure of the pro-forma impact of the calculated stock option expense charges, commencing with its year end 1996 financial statements (indicating comparative data for 1995), rather than record these charges in its income statement.

                   OTHER FINANCIAL INFORMATION




The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of March 31, 1996 and December 31, 1995, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1996 and 1995, have been included in the accompanying financial statements.

                   Part II - Other Information




Item 1.  Legal Proceedings
         _________________


As previously reported in the Company's Report on Form 10-K for the year ended December 31, 1995, on August 28, 1995, a purported class action (John G. Robinson & Company, et al. v. The Old Line Life Insurance Company of America) was filed in the District Court of Tarrant County, Texas. On September 29, 1995, the case was removed to the United States District Court for the Northern District of Texas. The Complaint alleged that defendant, a subsidiary of the Company, violated the federal Telephone Consumer Protection Act ("TCPA") by sending unsolicited facsimile advertisements. On March 25, 1996, the District Court granted defendant's Motion to Dismiss based on McCarran-Ferguson, and dismissed with prejudice all of plaintiffs' federal claims against defendant and remanded the case to the Texas state court to adjudicate the remaining state court claims. In May, 1996, prior to class certification, defendant reached a favorable settlement for an immaterial sum with named plaintiffs, dismissing their remaining state court claims with prejudice, and dismissing any other claims of unnamed putative class members without prejudice, resulting in the dismissal of this litigation.



Item 6.  Exhibits and Reports on Form 8-K
         ________________________________


(a)  Exhibits


     3(ii)  - By-laws as amended and restated.

     27     - Financial Data Schedule.


(b) No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended March 31, 1996.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      USLIFE Corporation
                              ___________________________________

                                         (Registrant)


    May 8, 1996            By /s/ James M. Schlomann
____________________          ___________________________________

        Date                   James M. Schlomann
                               Executive Vice President - Finance
                               (Principal Financial Officer and
                                Duly Authorized Officer)