Form 10-Q
period 1996-06-30
USLIFE CORP
filed 1996-08-09
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996      or
                               _____________

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

The number of shares outstanding of the Registrant's Common Stock as of August 1, 1996 was 34,332,466.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  June 30, 1996 and December 31, 1995....................      3

  Summary Statements of Consolidated Net Income -
  For the Six Months and Three Months Ended
  June 30, 1996 and 1995.................................      5

  Statements of Consolidated Cash Flows -
  For the Six Months Ended June 30, 1996 and 1995........      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     12

  Other Financial Information............................     28


Part II - Other Information..............................     29


Signatures...............................................     33


                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                   June 30, 1996 and December 31, 1995
           (Dollar amounts in thousands except per share data)


                                                   June 30, 1996       December 31, 1995
                                                   _____________       _________________
Assets
______

Cash:

  On hand and in demand accounts..............        $   53,691           $   63,914

  Restricted funds held in escrow, etc. ......             1,789                1,821
                                                      __________           __________

                                                          55,480               65,735
                                                      __________           __________

Invested assets:

  Fixed maturities available for sale, at fair
   value (cost, June 30, 1996, $5,690,339;
   December 31, 1995, $5,559,322).............         5,776,937            6,006,864

  Equity securities, at fair value (cost,
   June 30, 1996, $4,418; December
   31, 1995, $4,918)..........................             4,071                4,717

  Mortgage loans..............................           275,997              296,045

  Policy loans................................           283,140              282,179

  Real estate.................................            30,953               29,205

  Other long term investments.................            19,836                6,241

  Short term investments......................            82,904               69,560
                                                      __________           __________

    Total invested assets.....................         6,473,838            6,694,811

                                                      __________           __________

    Total cash and invested assets............         6,529,318            6,760,546
                                                      __________           __________

Deferred policy acquisition costs.............           789,960              718,439

Other receivables (net).......................           356,724              350,593

Property and equipment (net of accumulated
  depreciation of $37,106 at June 30, 1996
  and $38,695 at December 31, 1995)...........            10,113               10,495

Prepaid expenses, deferred charges and
     other assets.............................            90,807               90,431
                                                      __________           __________

     Total assets.............................        $7,776,922           $7,930,504
                                                      ==========           ==========


See accompanying notes to financial statements.

                                                                 June            December
                                                               30, 1996          31, 1995
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,681,341        $1,638,427
Policyholder account balances............................      3,783,938         3,787,546
Supplementary contracts without life contingencies.......         38,793            28,775
Policyholder dividend accumulations......................         20,348            20,419
Policy and contract claims...............................        185,530           177,739
Other policy and contract liabilities....................         32,122            32,435
Notes payable............................................        311,400           222,900
Long term debt...........................................        299,562           349,493
Federal income taxes (current and deferred)..............         14,518           118,956
Accounts payable and accrued liabilities.................        271,109           239,642
                                                              __________        __________
     Total liabilities...................................      6,638,661         6,616,332
                                                              __________        __________

Deferred income..........................................          5,369             5,918
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,406
      shares (December 31, 1995, 4,480 shares)...........            441               448
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 1,788
      shares (December 31, 1995, 1,852 shares)...........             89                93
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,806 shares, issued; none
      (December 31, 1995; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      120,000,000 shares, issued: 57,470,534 shares
      (December 31, 1995, authorized 60,000,000 shares,
      issued 57,468,882 shares...........................         57,471            57,469
Paid-in surplus..........................................        119,193           117,512
Net unrealized gains on securities.......................         17,877           195,450
Retained earnings........................................      1,290,364         1,284,306
                                                              __________        __________
                                                               1,485,435         1,655,278

Less:  Treasury stock, at cost - June 30, 1996:
         23,156,284 Common shares; December 31, 1995:
         22,997,693 Common shares........................        346,876           339,662

       Deferred compensation.............................          5,667             7,362
                                                              __________        __________

Total Equity Capital.....................................      1,132,892         1,308,254
                                                              __________        __________

Total liabilities and Equity Capital.....................     $7,776,922        $7,930,504
                                                              ==========        ==========

Equity Capital per share.................................         $32.53            $37.47
                                                                  ======            ======


                                              USLIFE Corporation and Subsidiaries

                                   Summary Statements of Consolidated Net Income (Unaudited)
                               For the Six Months and Three Months Ended June 30, 1996 and 1995
                                            (Amounts in thousands except per share)

                                                                  Six Months Ended June 30        Three Months Ended June 30
                                                                ____________________________     ____________________________
                                                                   1996               1995          1996               1995
                                                                  ______             ______        ______             ______
REVENUES:
   Premiums..................................................   $  512,229        $  489,221     $  267,259        $  256,485
   Other considerations......................................      110,738           114,514         56,037            56,630
   Net investment income.....................................      249,253           242,148        125,107           121,810
   Realized gains (losses) on investments....................         (570)              467         (1,136)               70
   Other income..............................................       23,915            15,670         12,896             8,196
                                                                __________        __________     __________        __________
      Total revenues.........................................      895,565           862,020        460,163           443,191
                                                                __________        __________     __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries (Note 6)......      393,630           356,428        203,157           175,901
   Commissions, net of deferred expenses.....................       83,613            74,127         39,834            36,725
   Other expenses and taxes, net of deferred expenses........       99,445            92,259         51,412            46,702
   Increase in liability for future policy benefits..........       43,269            56,091         29,743            39,985
   Interest credited to policyholder account balances........      100,459           103,280         50,174            52,327
   Amortization of deferred policy acquisition costs (Note 6)      120,577            81,726         81,460            40,743
   Interest expense..........................................       19,598            19,631          9,831             9,960
   Dividends to policyholders................................        1,823             1,694            920               833
                                                                __________        __________     __________        __________
      Total benefits and expenses............................      862,414           785,236        466,531           403,176
                                                                __________        __________     __________        __________

Income (loss) before Federal income taxes....................       33,151            76,784         (6,368)           40,015

Provision for income taxes...................................       11,030            26,327         (2,298)           13,848
                                                                __________        __________     __________        __________

Net income (loss)............................................   $   22,121        $   50,457     $   (4,070)       $   26,167
                                                                ==========        ==========     ==========        ==========


Net income (loss) per share.................................    $    .63          $   1.46       $   (.12)         $    .76
                                                                ==========        ==========     ==========        ==========

Dividends per share:

   Common...................................................    $    .46666       $    .44       $    .23333       $    .22
                                                                ===========       ==========     ===========       ==========

   Preferred Series A.......................................    $   2.25          $   2.25       $   1.125         $   1.125
                                                                ===========       ==========     ===========       ==========

   Preferred Series B.......................................    $   2.50          $   2.50       $   1.25          $   1.25
                                                                ===========       ==========     ===========       ==========


   See accompanying notes to financial statements.



                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                          For the Six Months Ended June 30, 1996 and 1995

                                       (Amounts in Thousands)

                                                                      Six Months Ended June 30
                                                                    ____________________________
                                                                         1996            1995
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   22,121      $   50,457
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         41,761          48,114
         Interest credited to policyholder account balances....        100,459         103,280
         Amounts assessed from policyholder account balances...        (87,807)        (79,683)
         Additions to deferred policy acquisition costs........       (113,724)       (116,432)
         Amortization of deferred policy acquisition costs.....        120,577          81,726
         Additions to deferred charges.........................         (3,114)         (3,001)
         Deferred Federal income taxes.........................        (10,944)         (2,284)
         Depreciation and amortization.........................          6,188           6,482
         Change in amounts due policyholders...................         20,334           4,613
         Change in other liabilities and amounts receivable....         33,206          (6,236)
         Net realized capital losses (gains)...................            570            (467)
         Change in restricted cash.............................             32            (875)
         Change in current Federal income tax liability........          2,123             341
         Other, net............................................         (1,822)         (4,101)
                                                                    ___________     ___________
              Total adjustments................................        107,839          31,477
                                                                    ___________     ___________
                   Net cash provided by operating activities...        129,960          81,934
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................           (961)           (969)
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        276,201         230,045
           Equity securities...................................            480             291
           Mortgage loan principal receipts....................         24,524          26,236
           Real estate.........................................            178           8,276
           Other long term investments.........................            754             583
       Expenditures for property and equipment.................         (2,077)         (1,893)
       Cost of investments purchased:
           Fixed maturities....................................       (403,126)       (461,103)
           Mortgage loans......................................         (7,915)         (5,706)
           Real estate.........................................           (390)           (814)
           Other long term investments.........................        (15,019)            (15)
           Net sales or (purchases) of short term investments..        (13,344)         44,346
         Other, net............................................             96           1,736
                                                                    ___________     ___________
                   Net cash used in investing activities.......       (140,599)       (158,987)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Increase in notes payable.............................         88,500          31,200
         Repayment of long term debt...........................        (50,000)             --
         Dividends to shareholders.............................        (16,063)        (15,110)
         Acquisition of treasury stock.........................         (9,139)         (4,548)
         Change in policyholder account balances...............        (16,360)         58,988
         Other, net............................................          3,478           4,199
                                                                    ___________     ___________
                   Net cash provided by financing activities...            416          74,729
                                                                    ___________     ___________
           Net change in cash..................................        (10,223)         (2,324)
         Cash at beginning of year.............................         63,914          51,878
                                                                    ___________     ___________
         Cash at end of period.................................     $   53,691      $   49,554
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

Equity Capital at June 30, 1996 and December 31, 1995 includes net unrealized gains and losses on available-for-sale securities as follows:

                                                               June 30,    December
                                                                1996       31, 1995
                                                              _________   __________

                                                              (Amounts in Thousands)
Fixed maturities:
  Fair value.....................................            $5,776,937   $6,006,864
  Adjusted cost..................................             5,690,339    5,559,322
                                                             __________   __________

  Unrealized gain................................                86,598      447,542
                                                             __________   __________

Equity securities:
  Fair value.....................................                 4,071        4,717
  Adjusted cost..................................                 4,418        4,918
                                                             __________   __________

  Unrealized loss................................                  (347)        (201)
                                                             __________   __________

Total unrealized gain............................                86,251      447,341
                                                             __________   __________

Related adjustments:
  Deferred policy acquisition costs..............               (57,552)    (135,926)
  Policyholder liabilities.......................                (1,195)     (10,721)
  Deferred federal income tax liability..........                (9,627)    (105,244)
                                                             __________   __________

                                                                (68,374)    (251,891)
                                                             __________   __________
Net unrealized gain on securities included
  in Equity Capital..............................            $   17,877   $  195,450
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

At June 30, 1996, consolidated invested assets included $268 million (at fair value; adjusted cost $275 million) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Based on fair value, these securities represent 3% of consolidated total assets at that date. Approximately $5 million of these investments (at fair value; adjusted cost $4 million) are in default at June 30, 1996. Also at June 30, 1996, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $4 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $21 million.

Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of June 30, 1996 and December 31, 1995, the number of such shares used for this purpose was 34.830 million and 34.918 million, respectively.


Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and (in periods for which net income is reported) by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of net income (loss) per share for the six and three month periods ended June 30, 1996 and 1995:


                                                            Six Months Ended         Three Months Ended
                                                                 June 30                   June 30
                                                           __________________        __________________

                                                            1996         1995         1996         1995
                                                            ____         ____         ____         ____

                                                                   (Shares and Amounts in Thousands
                                                                       except Per Share data)

    Net income (loss)..................................   $ 22,121     $ 50,457     $ (4,070)    $ 26,167
                                                          ========     ========     ========     ========

    Weighted average common shares
      outstanding, net of treasury shares..............     34,383       34,307       34,321       34,342
    Add - common share equivalents of:
      Preferred Stock - Series A.......................         53           54           53           54
      Preferred Stock - Series B.......................         21           22           21           22
      Outstanding stock options - treasury stock method        441          276           --          231
                                                            ______       ______       ______       ______

    Total common shares and common equivalent shares...     34,898       34,659       34,395       34,649
                                                            ======       ======       ======       ======


    Net income (loss) per share........................     $  .63       $ 1.46       $ (.12)      $  .76
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

                                           June 30,      December
                                             1996        31, 1995
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $  6,255      $  8,568
Other reinsurance recoverable amounts...    137,083       138,146
                                           ________      ________

                                           $143,338      $146,714
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                  Six Months Ended June 30       Three Months Ended June 30
                                                ___________________________      ___________________________

                                                  1996               1995          1996               1995
                                                ________           ________      ________           ________

                                                                   (Amounts in Thousands)

Premiums, before reinsurance ceded.........     $551,145           $526,276      $288,005           $275,480
Premiums ceded.............................       38,916             37,055        20,746             18,995
                                                ________           ________      ________           ________
Net premiums...............................     $512,229           $489,221      $267,259           $256,485
                                                ========           ========      ========           ========


Other considerations, before reinsurance
   ceded...................................     $120,088           $122,429      $ 60,763           $ 60,515
Other considerations ceded.................        9,350              7,915         4,726              3,885
                                                ________           ________      ________           ________
Net other considerations...................     $110,738           $114,514      $ 56,037           $ 56,630
                                                ========           ========      ========           ========



Benefits to policyholders and beneficiaries,
  before reinsurance recoveries............     $417,858           $379,926      $217,938           $186,984
Reinsurance recoveries.....................       24,228             23,498        14,781             11,083
                                                ________           ________      ________           ________
Benefits to policyholders and beneficiaries,

  net of reinsurance recoveries............     $393,630           $356,428      $203,157           $175,901
                                                ========           ========      ========           ========


Note 6.   Charge Relating to Traditional Indemnity Group
          Major Medical and Related Products


On January 29, 1996, the Company announced that its subsidiary, The United States Life Insurance Company, would discontinue new sales of traditional indemnity major medical products. Further, it would only offer major medical coverage through managed care plans in selected markets where it has both a significant presence and an appropriate managed care network in place, while continuing to provide full support and service to all existing indemnity customers regardless of location. Concurrently, the Company announced that it would carefully monitor persistency experience of its group insurance lines in order to determine whether financial statement adjustments would become necessary.

Recoverability of deferred policy acquisition costs depends on future revenues and gross profits from the business to which it relates. Evaluation of this asset, as well as the reserve for policy benefits, requires assumptions as to the amount and timing of these future revenues and gross profits. The Company's continuing study disclosed that persistency on this business deteriorated to a point that a revision in assumptions was necessary.

As announced by the Company on May 22, 1996, USLIFE's financial statements for the second quarter of 1996 reflect a pre-tax charge of $49.6 million to recognize revised assumptions reflecting current experience on its traditional indemnity group major medical and related products. The charge includes a $37.2 million writedown of deferred policy acquisition costs on this block of business and a related adjustment of the reserve for policy benefits amounting to $12.4 million which is included in "Benefits to policyholders and beneficiaries" in the accompanying statements of consolidated net income. The charge, on an after-tax basis, amounts to $32.3 million or 93 cents per share.



Note 7.   Refinancing Transaction


In June 1996, the Company redeemed its $50 million issue of 9.15% Notes due 1999, without penalty. The issue was initially refinanced utilizing $50 million of short term bank borrowings under a revolving credit agreement which expires in February 1997.

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

Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable and amounts due policyholders, all of which are subject to random fluctuations from the timing of securities transaction settlements, claims payments and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first half of 1996 was $96 million.

On a consolidated basis, net cash provided by operating activities amounted to $130 million for the first half of 1996, compared to $82 million for the corresponding period of 1995. As indicated above, these amounts reflect changes in accounts that are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $76 million in the first half of 1996 versus $84 million in the corresponding 1995 period.

Cash flows from operating activities for the first half of 1996 included $42 million from the change in liability for future policy benefits, versus $48 million in the corresponding 1995 period. The decrease reflected reduced levels of sales for traditional individual life insurance products and single premium immediate annuities during the 1996 period, in comparison to the first half of 1995. These factors more than offset the impact of greater written premiums on credit life and disability products in the first half of 1996 versus the comparable year-ago period. The reduction of the liability for future policy benefits resulting from attrition of traditional indemnity group major medical business during the first half of 1996 was approximately offset by reserve strengthening for the remaining policies in force. See Note 6 of Notes to Financial Statements for further information.

Interest credited to policyholder account balances amounted to $100 million in the first half of 1996, versus $103 million reported for the corresponding 1995 period. The decrease resulted primarily from surrenders of single premium deferred annuities sold in 1991 that reached the end of their surrender charge period in 1996, together with reductions in credited rates of interest on the Company's deferred annuities in force. As a result of these surrenders, which were generally consistent with expected levels, the portion of policyholder account balances relating to individual annuities declined $125 million, from $1.82 billion at June 30, 1995 to $1.69 billion at June 30, 1996. The portion of policyholder account balances relating to universal life insurance contracts increased approximately $185 million during that same one year period. The impact of this increase in the base of universal life insurance in force was essentially offset by reductions in rates of interest credited that were implemented during 1995 and continuing into 1996, as discussed under "Results of Operations."

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

Substantially all of the Company's interest sensitive life insurance and annuity contracts provide for imposition of a surrender charge in the event of policy surrender during a specified initial period commencing with contract inception, typically ten to fifteen years for universal life insurance and five to seven years for individual annuities, with the significance of this charge generally subject to reduction over the applicable period or during the later portion thereof.

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

The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders were experienced, the cash flow requirements associated with such surrenders could require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. The sources of liquidity described earlier would be applied toward any further cash flow requirements.

For the first half of 1996, amortization of deferred policy acquisition costs amounted to $121 million, reflecting the impact of a charge relating to traditional indemnity group major medical products as discussed in Note 6 of Notes to Financial Statements. Absent the impact of this charge, net additions to deferred policy acquisition costs amounted to $30 million in the first half of 1996 versus $35 million in the corresponding 1995 period. The decrease reflects various factors including a lower level of individual life insurance sales during the 1996 period. New annualized premiums from individual life insurance sales amounted to $64 million for the first half of 1996 versus $71 million in the corresponding 1995 period.

Net cash used in investing activities amounted to $141 million in the first half of 1996, compared to $159 million in the corresponding 1995 period. Individual annuity surrenders, which have a negative impact on net funds available to invest, amounted to $146 million during the first half of 1996 versus $118 million during the corresponding 1995 period. The major portion of these surrenders related to annuities for which deferred policy acquisition costs were substantially amortized, or resulted in the imposition of a surrender charge by the Company as contractually permitted. Consequently, these surrenders did not have an adverse impact upon consolidated results of operations.

As of June 30, 1996, approximately 14% of the Company's deferred annuity contracts (versus 9% at December 31, 1995), based on policyholder account balances, were beyond the contractual period during which a significant charge could be imposed in the event of termination. Based on the Company's significant 1991 sales of individual annuities with five year surrender charge periods, with gross deposits that year totalling approximately $500 million, a further increase in the proportion of annuity contracts beyond the surrender charge period is anticipated during the balance of 1996. The Company's asset / liability management strategies have contemplated the expected surrender pattern for these annuities, and based on cash flow testing the Company believes that its distribution of investments is appropriate for the cash requirements associated with the expected level of surrenders.

Disposals of fixed maturity investments included in cash flows from investing activities for the first half of 1996 and 1995 totalled $276 million and $230 million, respectively. These disposals included, respectively, $64 million and $37 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain securities as part of the Company's asset/liability management strategy with objectives including maintenance of an appropriate relationship of asset yields and maturities to current policy liabilities, as well as maintenance of issuer diversification. Substantially all of the proceeds from fixed maturities sold or redeemed and available for reinvestment were directed to investment grade fixed maturity investments.

Net cash flows provided by consolidated financing activities amounted to $416 thousand in the first half of 1996 versus $75 million in the corresponding 1995 period, reflecting a variance of approximately $75 million from policyholder account balance activity included therein. The primary causes of this variance were a decline in single premium deferred annuity gross deposits from $73 million in the first half of 1995 to $13 million in the 1996 period, and the impact of increased annuity surrenders in the 1996 period as previously discussed. The decrease in annuity deposits is attributed to various factors including the negative impact on sales of lower interest rates offered on these contracts during the 1996 period versus a year ago.

During the first half of 1996, the Company acquired approximately 312,000 shares of its common stock (including 232,000 shares purchased under a repurchase program at a total cost of $7 million and the remainder relating to benefit plans). The purchases were financed primarily by selective sales of bonds in the parent company investment portfolio.

The increase in notes payable for the first half of 1996 includes $50 million of short term bank borrowings relating to the June 1996 refinancing of the Company's $50 million issue of 9.15% notes due 1999 as discussed in Note 7 of Notes to Financial Statements. The remainder of the 1996 period increase in notes payable, as well as the $31 million increase for the 1995 period, related primarily to working capital requirements. Cash dividends are typically remitted by the life insurance subsidiaries to the parent company during the fourth quarter. Historically, a major portion of these dividends has been applied toward reduction of short term debt incurred for working capital purposes during the earlier part of the year.

At June 30, 1996, the Company had lines of credit with seven banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with five banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $111 million. The Company's short term borrowings also include $150 million outstanding under a revolving credit agreement with The Bank of New York (as agent) and $50 million outstanding under a revolving credit agreement with Chemical Bank.

The Bank of New York credit agreement, which was renewed in April 1996, provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million. All borrowings under the revolving credit agreement must mature no later than April 10, 1999. The Chemical Bank revolving credit agreement expires in February 1997 and provides for borrowings up to $100 million.

The Company's short term borrowings are utilized primarily for working capital requirements.

Long term debt at June 30, 1996 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000. The Company has filed a shelf registration statement which permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder.

While it is currently anticipated that the major portion of the Company's outstanding debt will be repaid using bank borrowings or the net proceeds of debt and/or equity or combination securities to be issued at future dates, determination of the timing and amount of such repayments, borrowings and securities issues will be dependent upon future market conditions, future cash flows, and other unforeseen circumstances.



Results of Operations
_____________________


Six Months Ended June 30, 1996 compared to
Six Months Ended June 30, 1995

For the six months ended June 30, 1996, net income amounted to $22.1 million versus $50.5 million for the comparable period of 1995.

Net income for the first half of 1996 reflects a pre-tax charge of $49.6 million, equivalent to $32.3 million on an after-tax basis, to recognize revised assumptions reflecting current experience on the Company's traditional indemnity group major medical and related products as discussed in
Note 6 of Notes to Financial Statements. The Company's group insurance product lines are discussed further below.

Net income for the first half of 1996 also included net capital losses with an after-tax impact of $371 thousand, while first half 1995 net income included net capital gains with an after-tax impact of $303 thousand. Capital gains and losses during the first half of 1996 reflect the disposal of non-performing securities and real estate properties with adjusted cost of approximately $3 million. Capital gains and losses during the first half of 1995 reflect disposals of non-performing securities with adjusted cost of approximately $12 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $19 million. Reserves had been previously recorded to recognize reduction in value of these investments.

Excluding the charge relating to traditional indemnity group major medical products, and capital gains and losses as discussed above, consolidated after-tax income amounted to $54.8 million for the first half of 1996 versus $50.2 million for the corresponding 1995 period. On a similar basis, after-tax income of the life insurance subsidiaries other than the aforementioned items was $76.6 million in the 1996 period compared to $71.0 million in the first half of 1995. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $21.8 million in the first half of 1996 versus $20.9 million for the comparable 1995 period.

Before capital gains and losses and the pre-tax charge of $49.6 million discussed above, the life insurance subsidiaries reported a pre-tax profit of $116.4 million for the first half of 1996, versus $107.9 million in the corresponding 1995 period. This comparison of first half results benefited from an increase of $4.2 million in pre-tax profits from the individual life insurance and annuity product line. Also, apart from the impact of the charge discussed above, results from traditional indemnity and related products for the second quarter of 1996 were approximately at a break-even level. With the curtailment of losses from traditional indemnity products and actions taken to move from traditional indemnity major medical products to current generation group insurance products, pre-tax results of operations from the Employer / Association Group lines had a favorable impact of $1.9 million on the latter comparison.

A  discussion   of  the  Company's  various  product  lines,
excluding the impact of the previously discussed charge for traditional indemnity major medical and related business and capital gains and losses, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $107.2 million for the first half of 1996 versus $103.0 million for the corresponding 1995 period. The increase of approximately $4 million or 4% came primarily from greater gains from investment income, reflecting reductions in rates of interest credited on interest sensitive policies in force as well as an increased base of individual life insurance business. Mortality experience was favorable during the first half of 1996 and contributed to the overall pre-tax profit reported for the period, but this contribution was to a lesser degree than the first half of 1995.

Written premiums from credit life insurance products increased from $35 million in the first half of 1995 to $41 million in the 1996 period, reflecting increased sales through financial institutions. Pre-tax profits on credit insurance products are anticipated to be realized when currently written premiums are earned in future periods rather than during the period of sale. A pre-tax profit of $295 thousand was reported for credit life insurance coverages for the first half of 1996, versus $215 thousand in the corresponding 1995 period. It should be noted that credit life insurance coverages are often sold in conjunction with credit disability insurance and/or other credit-related products.

Written premiums on credit disability products increased from $35 million in the first half of 1995 to $42 million in the 1996 period. Pre-tax income from credit disability products amounted to $3.7 million in the 1996 period, versus

$2.9 million in the comparable 1995 period, reflecting more favorable morbidity experience as well as an increased base of earned premiums.

The  Company's   group  health   insurance   lines   include
employer/association  group   health   insurance,   mortgage
disability  insurance,   and  specialty   group  health  and
disability products.

Historically, the  majority  of  the  Company's  employer  /
association group insurance premium revenues were derived from indemnity major medical coverages, which were often sold together with group life insurance. A change in market emphasis toward managed care products resulted both in a reduction of new sales of the Company's indemnity major medical products and an erosion of business in force over the past several years. The Company has taken a number of actions to adapt to the changing market conditions, including refinement of "ancillary" group products such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines. Additionally, the Company has introduced new managed care products in several states (using provider networks made available through unrelated companies).

As indicated in Note 6 of Notes to Financial Statements, the Company discontinued new sales of traditional indemnity major medical products in January 1996 and subsequently recorded a charge as noted above to recognize revised assumptions on the discontinued business. The "continuing" employer / association group business consists of long-term disability, accidental death and dismemberment, dental, standalone life, association group life and health, and managed care major medical coverages. Premiums from these "continuing" products constitute about 75% of total employer / association group premiums for the second quarter of 1996.

The employer / association group health line reported a pre-tax loss for the first half of 1996 of $627 thousand, comprised of a first quarter pre-tax loss of $1.5 million and a second quarter pre-tax profit (before the charge discussed above) of $895 thousand. This second quarter profit reflects the contribution of continuing products included in this line. Pre-tax losses on this line for the first half of 1995 were $1.7 million, reflecting experience on the now-discontinued traditional indemnity products.

Premium revenues on employer / association group health insurance products declined from $181 million in the first half of 1995 to $173 million in the 1996 period. The decline in premiums resulted from a high level of terminations on the discontinued traditional indemnity business which more than offset increased revenues from non-major medical and managed care products.

The other group health and disability coverages reported a pre-tax profit of $588 thousand for the first half of 1996, versus a loss of $329 thousand for the corresponding 1995 period, with the favorable variance primarily attributed to improved results from specialty group health and disability products marketed through retailers and financial institutions.

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

The   Company's   group   life   insurance   lines   include
employer/association group life insurance, mortgage life insurance, and certain specialty coverages.

The employer / association group life line reported a pre-tax profit of $3.7 million for the first half of 1996, versus $2.9 million in the corresponding 1995 period, reflecting the increased profit contribution from continuing products included in this line. Premium revenues for this line were $62 million in the first half of 1996 versus $61 million a year ago.

The other group life insurance lines reported a pre-tax profit of $1.2 million for the first half of 1996, versus $724 thousand for the corresponding 1995 period, with the favorable variance primarily attributed to improved mortality on group mortgage life insurance coverages.

Total revenues of the life insurance subsidiaries in the first half of 1996 amounted to $882 million, an increase of $30 million or 4% over the same period of 1995, primarily on increases of $19 million (or 3%) and $7 million (or 3%) in premiums and considerations and net investment income, respectively. Additionally, "other income" of the life insurance subsidiaries increased from $10 million to $15 million, reflecting increased volume on certain credit insurance related products.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines. A decrease in employer / association group health premiums, as previously discussed, was a partial offset.

Premiums and other considerations from individual life insurance and annuity products amounted to $259 million in the first half of 1996, compared to $246 million in the 1995 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force life insurance business. This increase was accompanied by greater written premiums on credit insurance products, reflecting increased sales through financial institution sources of business as noted above.

The $7 million increase in net investment income of the life insurance subsidiaries reflected a larger investment base in the 1996 period. The pre-tax annualized yield was 7.83% in the first half of 1996 versus 7.94% for the corresponding 1995 period. The decline in yield reflects redemptions of securities by the respective issuers, totalling $115 million (at cost) for the year 1995 and $64 million during the first half of 1996. An intentional shortening of maturities on investments associated with individual annuity contracts, in anticipation of annuities nearing the end of their surrender charge period, was also a factor.

The Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Recent rate actions are discussed below.

Total benefits and expenses of the life insurance subsidiaries increased $72 million versus the first half of 1995, to $816 million, reflecting the impact of the $49.6 million charge relating to traditional indemnity group major medical products as previously discussed. Excluding this charge, total benefits and expenses increased $23 million or 3%.

Benefits to policyholders and beneficiaries amounted to $393 million in the first half of 1996. The $37 million increase versus the corresponding 1995 period reflects the inclusion of $12 million in the first half 1996 amount relating to the aforementioned charge. The remainder of the increase is attributed primarily to greater volume of individual life insurance and credit life and disability insurance products.

Interest credited to policyholder account balances amounted to $100 million in the first half of 1996, versus $103 million in the corresponding 1995 period. As noted under "Financial Condition," the decrease reflects surrenders of single premium deferred annuities that reached the end of their surrender charge period in 1996 as well as reductions in rates of interest credited on interest sensitive contracts.

Interest rates credited on the Company's deferred annuity contracts, exclusive of first year bonuses on certain products, typically ranged from 4-3/4% to 5-1/2% during the first half of 1995, depending on type of contract and period of issue. During the year 1995, the Company implemented a series of rate reductions on newly issued annuities together with credited rate reductions on renewing contracts. As a result of actions taken during the fourth quarter of 1995 affecting the major portion of the Company's deferred annuities in force, credited rate reductions of 25 to 50 basis points were implemented on January 1, 1996 for calendar year contracts and are being implemented on policy anniversary dates during 1996 for other contracts. Interest rates credited on these contracts during the first half of 1996 typically ranged from 4-1/4% to 5-1/2%.

Interest rates credited on the Company's universal life insurance contracts typically ranged from 6% to 7% during the first half of 1995. Reductions in credited interest rates, generally amounting to 25 basis points, were implemented during the third quarter of 1995 with respect to the major portion of the Company's universal life insurance policies in force as well as certain newly issued policies. Additional rate reductions of 25 to 50 basis points were implemented during the first quarter of 1996. Following these actions, current credited rates on the Company's universal life insurance contracts generally range from 5-1/4% to 6-1/2%.

The prospective  impact of  rate  adjustments  for  interest sensitive products  on reported  results will  be  dependent
upon  future   sales,  surrender   levels,  and   investment
portfolio yield.

An increase in future policy benefits of $43 million was recorded for the first half of 1996, versus $56 million for the corresponding 1995 period. The decrease reflected reduced levels of sales for traditional individual life insurance products and single premium immediate annuities during the 1996 period as previously discussed.

Amortization of deferred policy acquisition costs was $121 million for the first half of 1996, versus $82 million for the corresponding 1995 period, with the $39 million increase primarily attributed to inclusion of $37 million in the first half 1996 amount relating to the aforementioned charge for traditional indemnity products.

Aggregate commissions, general expenses, and insurance taxes and licenses increased from $144 million in the first half of 1995 to $156 million in the 1996 period. The $12 million increase is primarily associated with the 1996 period increase in credit insurance written premiums and increased volume on individual life insurance and credit insurance related products.

At June 30, 1996, consolidated invested assets included approximately $268 million (at fair value) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 3% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

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



Three Months Ended June 30, 1996 compared to
Three Months Ended June 30, 1995

A net loss of $4.1 million was reported for the three months ended June 30, 1996. This net loss reflects a pre-tax charge of $49.6 million, equivalent to $32.3 million on an after-tax basis, to recognize revised assumptions reflecting current experience on the Company's traditional indemnity group major medical and related products as discussed in

Note 6 of Notes to Financial Statements. Net income for the comparable period of 1995 was $26.2 million.

The net loss for the second quarter of 1996 also included net capital losses with an after-tax impact of $738 thousand. These capital losses reflect the disposal of non-performing securities with adjusted cost of approximately $2 million. Capital gains and losses had no material impact on reported results of operations for the second quarter of 1995.

Excluding the charge relating to traditional indemnity group major medical products, and capital gains and losses as discussed above, consolidated after-tax income amounted to $28.9 million for the second quarter of 1996 versus $26.1 million for the corresponding 1995 period. On a similar basis, after-tax income of the life insurance subsidiaries other than the aforementioned items was $40.0 million in the 1996 period compared to $36.8 million in the second quarter of 1995. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $11.0 million in the second quarter of 1996 versus $10.7 million for the comparable 1995 period.

Before capital gains and losses and the pre-tax charge of $49.6 million discussed above, the life insurance subsidiaries reported a pre-tax profit of $61.2 million for the second quarter of 1996, versus $56.1 million in the corresponding 1995 period. This comparison of second quarter results benefited from an increase of $1.4 million in pre-tax profits from the individual life insurance and annuity product line. Also, apart from the impact of the aforementioned charge, results from traditional indemnity and related products for the second quarter of 1996 were approximately at a break-even level. With the curtailment of losses from traditional indemnity products and actions taken to move from traditional indemnity major medical products to current generation group insurance products, pre-tax results of operations from the Employer / Association Group lines had a favorable impact of $3.0 million on the latter comparison.

A  discussion   of  the  Company's  various  product  lines,
excluding the impact of the previously discussed charge for traditional indemnity major medical and related business and capital gains and losses, follows.

Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $55.0 million for the second quarter of 1996 versus $53.6 million for the corresponding 1995 period. The increase of $1.4 million came primarily from greater gains from investment income, reflecting reductions in rates of interest credited on interest sensitive policies in force as well as an increased base of individual life insurance business. Mortality experience was favorable during the second quarter of 1996 and contributed to the overall pre-tax profit reported for the period, but this contribution was to a lesser degree than same period a year ago.

A pre-tax profit of $623 thousand was reported for credit life insurance coverages for the second quarter of 1996, versus $780 thousand in the corresponding 1995 period, with less favorable mortality experience in the 1996 period.

Pre-tax income from credit disability products amounted to $1.4 million in the 1996 period, versus $1.2 million in the comparable 1995 period, reflecting more favorable morbidity experience as well as an increased base of earned premiums.

The  Company's   group  health   insurance   lines   include
employer/association  group   health   insurance,   mortgage
disability  insurance,   and  specialty   group  health  and
disability products.

The employer / association group health line reported a pre-tax profit (before the charge discussed above) of $895 thousand. This second quarter profit reflects the contribution of continuing products included in this line. Pre-tax losses on this line for the second quarter of 1995 were $1.3 million, reflecting experience on the now-discontinued traditional indemnity products.

Premium revenues on employer / association group health insurance products were $90 million in the second quarter of 1996 versus $89 million in the corresponding 1995 period. Although a high level of terminations from the discontinued products negatively impacted revenues, overall revenues were up as a result of increased sales of non-major medical and managed care products.

The other group health and disability coverages reported a pre-tax profit of $508 thousand for the second quarter of 1996, versus a loss of $68 thousand for the corresponding 1995 period, with the favorable variance primarily attributed to improved results from specialty group health and disability products marketed through retailers and financial institutions.

The   Company's   group   life   insurance   lines   include
employer/association group life insurance, mortgage life insurance, and certain specialty coverages.

The employer / association group life line reported a pre-tax profit of $1.7 million for the second quarter of 1996, versus approximately $1 million in the corresponding 1995 period, reflecting the increased profit contribution from continuing products included in this line.

The other group life insurance lines reported a pre-tax profit of $937 thousand for the second quarter of 1996, versus $812 thousand for the corresponding 1995 period, with the favorable variance primarily attributed to improved mortality on group mortgage life insurance coverages.

Total revenues of the life insurance subsidiaries in the second quarter of 1996 amounted to $453 million, an increase of $16 million or 4% over the same period of 1995, primarily on increases of $10 million (or 3%) and $3 million (or 3%) in premiums and considerations and net investment income, respectively. Additionally, "other income" of the life insurance subsidiaries increased approximately $3 million, to $9 million, reflecting increased volume on certain credit insurance related products.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines.

Premiums and other considerations from individual life insurance and annuity products amounted to $133 million in the second quarter of 1996, compared to $126 million in the 1995 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force life insurance business. This increase was accompanied by greater written premiums on credit insurance products, reflecting increased sales through financial institution sources of business as noted above.

Net investment income of the life insurance subsidiaries increased $3 million, as noted above, reflecting a larger investment base in the 1996 period.

Total benefits and expenses of the life insurance subsidiaries increased $61 million versus the second quarter of 1995, to $443 million, reflecting the impact of the $49.6 million charge relating to traditional indemnity group major medical products as previously discussed. Excluding this charge, total benefits and expenses increased $12 million or 3%.

Benefits to policyholders and beneficiaries amounted to $203 million in the second quarter of 1996. The $27 million increase versus the corresponding 1995 period reflects the inclusion of $12 million in the second quarter 1996 amount relating to the aforementioned charge. The remainder of the increase is attributed primarily to greater volume of individual life insurance and credit life and disability insurance products.

Interest credited to policyholder account balances amounted to $50 million in the second quarter of 1996, versus $52 million in the corresponding 1995 period. As previously discussed, the decrease reflects surrenders of single premium deferred annuities that reached the end of their surrender charge period in 1996 as well as reductions in rates of interest credited on interest sensitive contracts.

An increase in future policy benefits of $30 million was recorded for the second quarter of 1996, versus $40 million for the corresponding 1995 period. The decrease reflected factors including reduced levels of sales for traditional individual life insurance products and single premium immediate annuities during the 1996 period as previously discussed.

Amortization of deferred policy acquisition costs was $81 million for the second quarter of 1996, versus $41 million for the corresponding 1995 period, with the increase primarily attributed to inclusion of $37 million in the second quarter 1996 amount relating to the aforementioned charge for traditional indemnity products.

Aggregate commissions, general expenses, and insurance taxes and licenses increased from $72 million in the second quarter of 1995 to $78 million in the 1996 period. The $6 million increase is primarily associated with increased volume on individual life insurance and credit insurance related products.

                   OTHER FINANCIAL INFORMATION




The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of June 30, 1996 and December 31, 1995, the consolidated results of operations for the six and three month periods ended June 30, 1996 and 1995, and consolidated cash flows for the six month periods ended June 30, 1996 and 1995, have been included in the accompanying financial statements.

                   Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

The Annual Meeting of Shareholders of USLIFE Corporation was held on May  21, l996  at Schimmel Center, Pace University, New  York,
New York.    Gordon  E.  Crosby,  Jr.,  Chairman  of  the  Board,
presided.

The shares represented at the meeting, either in person or by proxy, amounted to 28,884,137 or approximately 83.9% of the total shares of common and preferred stock outstanding as of the record date of March 29, l996.

The following actions were taken by the shareholders at the meeting:


(a)  Election of Directors:

The nominees  listed below  were  elected  as  directors  of  the
Corporation:

                                                                   Abstentions
                            Votes               Votes               and Broker
Name                         For               Withheld             Non-Votes
____                        _____             ___________          ___________


William C. Freund         28,676,365             207,772                *

Greer F. Henderson        28,687,362             196,775                *

Robert H. Osborne         28,689,815             194,322                *

Franklin R. Saul          28,704,988             179,149                *

Robert L. Shafer          28,691,634             192,503                *


* Pursuant to New York Law, abstentions and broker non-votes are not counted toward the election of directors.


In addition to the directors listed above, the term of office of the following directors continued after the Shareholders meeting:
Kenneth Black, Jr., William J. Catacosinos, Gordon E. Crosby, Jr., Austin L. D'Alton, Charles A. Davis, John R. Galvin, Robert
E. Grant, John W. Riehm, Christopher S. Ruisi, William G. Sharwell, William A. Simpson and Beryl W. Sprinkel.

(b) Amendment of the Corporation's Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 120,000,000:


                                                 Votes             Abstentions
                            Votes               Against             and Broker
                             For              or Withheld           Non-Votes
                            _____             ___________          ___________

                          26,267,735           2,377,047              239,355



(c)   Ratification of  KPMG Peat  Marwick LLP  as  the  Company's
Independent Auditor for the Year 1996:


                                                 Votes             Abstentions
                            Votes               Against             and Broker
                             For              or Withheld           Non-Votes
                            _____             ___________          ___________

                          28,642,907              69,986              171,244

Item 6.   Exhibits and Reports on Form 8-K
          ________________________________


(a)       Exhibits


3    (i)(a)  - Restated Certificate of Incorporation, as amended.


     (i)(b) -  Certificate of  Amendment of  the  Certificate  of
     Incorporation.


10 (i) - Ninth Amendment dated as of May 1, 1996 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr.

     (ii) - Eighth Amendment dated as of May 1, 1996 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson.

     (iii) - Eighth Amendment dated as of May 1, 1996 to an employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi.

     (iv) - Seventh Amendment dated as of May 1, 1996 to an employment contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson.

     (v) -  Employment and  Key Executive  Employment  Protection
     Agreement dated  May 1,  1996 between USLIFE Corporation and
     Michael LeFante.

     (vi) -  Key Executive  Employment Protection Agreement dated
     May 23,  1996  between  USLIFE  Corporation  and  Ronald  M.
     Chernoff.

     (vii) -  First Amendment  to Employment  and  Key  Executive
     Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
     Corporation and A. Scott Bushey.

     (viii) -  First Amendment  to Employment  and Key  Executive
     Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
     Corporation and Arnold A. Dicke.

     (ix) -  First Amendment  to  Employment  and  Key  Executive
     Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
     Corporation and Wesley E. Forte.

     (x) -  First  Amendment  to  Employment  and  Key  Executive
     Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
     Corporation and John D. Gavrity.

     (xi) -  First Amendment  to  Employment  and  Key  Executive
     Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
     Corporation and James M. Schlomann.


27   Financial Data Schedule (electronic filing only)


(b)       Reports on Form 8-K


     During the quarter ended June 30, 1996, the Registrant filed one report on Form 8-K dated May 22, 1996, incorporated herein by reference to SEC File No. 1-5683. The Report referenced the Registrant's announcement that its financial statements for the second quarter of 1996 would reflect a special pre-tax charge of $49.6 million to recognize revised assumptions reflecting current experience on its traditional indemnity group major medical products. The charge, on an after-tax basis, amounts to $32.3 million or 93 cents per share, and includes a writedown of deferred policy acquisition costs on this block of business and a related adjustment of the reserve for policy benefits.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       USLIFE Corporation
                               __________________________________

                                          (Registrant)


  August 8, 1996             By  /s/ James M. Schlomann

____________________           __________________________________

        Date                   James M. Schlomann
                               Executive Vice President - Finance
                               (Principal Financial Officer and
                                Duly Authorized Officer)