Form 10-Q
period 1996-09-30
USLIFE CORP
filed 1996-11-08
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996      or
                               __________________

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

The number of shares outstanding of the Registrant's Common Stock as of October 31, 1996 was 34,370,486.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  September 30, 1996 and December 31, 1995...............      3

  Summary Statements of Consolidated Net Income -
  For the Nine Months and Three Months Ended
  September 30, 1996 and 1995............................      5

  Statements of Consolidated Cash Flows -
  For the Nine Months Ended September 30, 1996 and 1995..      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     13


Part II - Other Information..............................     29


Signatures...............................................     30


                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                 September 30, 1996 and December 31, 1995
           (Dollar amounts in thousands except per share data)


                                              September 30, 1996       December 31, 1995
                                              __________________       _________________
Assets
______

Cash:

  On hand and in demand accounts...............       $   51,113           $   63,914

  Restricted funds held in escrow, etc. .......            2,201                1,821
                                                      __________           __________

                                                          53,314               65,735
                                                      __________           __________

Invested assets:

  Fixed maturities available for sale, at fair
   value (cost, September 30, 1996, $5,700,645;
   December 31, 1995, $5,559,322)..............        5,789,315            6,006,864

  Equity securities, at fair value (cost,
   September 30, 1996, $4,068; December
   31, 1995, $4,918)...........................            3,777                4,717

  Mortgage loans...............................          262,202              296,045

  Policy loans.................................          282,465              282,179

  Real estate..................................           30,143               29,205

  Other long term investments..................           19,984                6,241

  Short term investments.......................          122,220               69,560
                                                      __________           __________

    Total invested assets......................        6,510,106            6,694,811

                                                      __________           __________

    Total cash and invested assets.............        6,563,420            6,760,546
                                                      __________           __________

Deferred policy acquisition costs..............          802,198              718,439

Other receivables (net)........................          365,329              350,593

Property and equipment (net of accumulated
  depreciation of $34,090 at September 30,
  1996 and $38,695 at December 31, 1995).......            9,276               10,495

Prepaid expenses, deferred charges and
     other assets..............................           92,002               90,431
                                                      __________           __________

     Total assets..............................       $7,832,225           $7,930,504
                                                      ==========           ==========


See accompanying notes to financial statements.

                                                              September          December
                                                               30, 1996          31, 1995
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,709,610        $1,638,427
Policyholder account balances............................      3,746,409         3,787,546
Supplementary contracts without life contingencies.......         46,570            28,775
Policyholder dividend accumulations......................         20,420            20,419
Policy and contract claims...............................        181,303           177,739
Other policy and contract liabilities....................         32,550            32,435
Notes payable............................................        330,400           222,900
Long term debt...........................................        299,598           349,493
Federal income taxes (current and deferred)..............         21,260           118,956
Accounts payable and accrued liabilities.................        284,417           239,642
                                                              __________        __________
     Total liabilities...................................      6,672,537         6,616,332
                                                              __________        __________

Deferred income..........................................          5,200             5,918
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,404
      shares (December 31, 1995, 4,480 shares)...........            440               448
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 1,733
      shares (December 31, 1995, 1,852 shares)...........             87                93
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,793,863 shares, issued; none
      (December 31, 1995; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      120,000,000 shares, issued: 57,471,215 shares
      (December 31, 1995, authorized 60,000,000 shares,
      issued 57,468,882 shares...........................         57,471            57,469
Paid-in surplus..........................................        119,951           117,512
Net unrealized gains on securities.......................         19,130           195,450
Retained earnings........................................      1,309,391         1,284,306
                                                              __________        __________
                                                               1,506,470         1,655,278

Less:  Treasury stock, at cost - September 30, 1996:
         23,109,425 Common shares; December 31, 1995:
         22,997,693 Common shares........................        346,399           339,662

       Deferred compensation.............................          5,583             7,362
                                                              __________        __________

Total Equity Capital.....................................      1,154,488         1,308,254
                                                              __________        __________

Total liabilities and Equity Capital.....................     $7,832,225        $7,930,504
                                                              ==========        ==========

Equity Capital per share.................................         $33.19            $37.47
                                                                  ======            ======

                                              USLIFE Corporation and Subsidiaries

                                   Summary Statements of Consolidated Net Income (Unaudited)
                             For the Nine Months and Three Months Ended September 30, 1996 and 1995
                                            (Amounts in thousands except per share)
                                                               Nine Months Ended September 30    Three Months Ended September 30
                                                               ______________________________    _______________________________

                                                                   1996               1995            1996               1995
                                                                  ______             ______          ______             ______
REVENUES:
   Premiums..................................................   $  767,465        $  734,522       $  255,236        $  245,301
   Other considerations......................................      168,765           167,616           58,027            53,102
   Net investment income.....................................      374,842           364,224          125,589           122,076
   Realized gains (losses) on investments....................         (597)            3,711              (27)            3,244
   Other income..............................................       36,598            24,505           12,683             8,835
                                                                __________        __________       __________        __________

      Total revenues.........................................    1,347,073         1,294,578          451,508           432,558
                                                                __________        __________       __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries (Note 7)......      580,840           535,305          187,210           178,877
   Commissions, net of deferred expenses.....................      124,519           113,595           40,906            39,468
   Other expenses and taxes, net of deferred expenses........      150,770           138,015           51,325            45,756
   Increase in liability for future policy benefits..........       68,534            79,977           25,265            23,886
   Interest credited to policyholder account balances........      150,826           156,749           50,367            53,469
   Amortization of deferred policy acquisition costs (Note 7)      164,823           121,324           44,246            39,598
   Interest expense..........................................       29,544            29,805            9,946            10,174
   Dividends to policyholders................................        2,652             2,473              829               779
                                                                __________        __________       __________        __________

      Total benefits and expenses............................    1,272,508         1,177,243          410,094           392,007
                                                                __________        __________       __________        __________

Income before Federal income taxes...........................       74,565           117,335           41,414            40,551

Provision for income taxes...................................       25,397            40,235           14,367            13,908
                                                                __________        __________       __________        __________

Net income...................................................   $   49,168        $   77,100       $   27,047        $   26,643
                                                                ==========        ==========       ==========        ==========


Net income per share........................................    $   1.41          $   2.22         $    .78          $    .76
                                                                ==========        ==========       ==========        ==========

Dividends per share:

   Common...................................................    $    .69999       $    .67333      $    .23333       $    .23333
                                                                ===========       ===========      ===========       ===========

   Preferred Series A.......................................    $   3.375         $   3.375        $   1.125         $   1.125
                                                                ===========       ===========      ===========       ===========

   Preferred Series B.......................................    $   3.75          $   3.75         $   1.25          $   1.25
                                                                ===========       ===========      ===========       ===========

   See accompanying notes to financial statements.

                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                       For the Nine Months Ended September 30, 1996 and 1995

                                       (Amounts in Thousands)
                                                                  Nine Months Ended September 30
                                                                  ______________________________

                                                                         1996            1995
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   49,168      $   77,100
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         66,410          69,322
         Interest credited to policyholder account balances....        150,826         156,749
         Amounts assessed from policyholder account balances...       (133,192)       (120,688)
         Additions to deferred policy acquisition costs........       (171,015)       (174,783)
         Amortization of deferred policy acquisition costs.....        164,823         121,324
         Additions to deferred charges.........................         (7,293)         (4,661)
         Deferred Federal income taxes.........................         (7,078)            632
         Depreciation and amortization.........................         10,116           9,679
         Change in amounts due policyholders...................         24,906          19,939
         Change in other liabilities and amounts receivable....         41,618         (18,088)
         Net realized capital losses (gains)...................            597          (3,711)
         Change in restricted cash.............................           (380)         (1,141)
         Change in current Federal income tax liability........          4,324          (6,097)
         Other, net............................................         (1,640)         (4,490)
                                                                    ___________     ___________
              Total adjustments................................        143,022          43,986
                                                                    ___________     ___________
            Net cash provided by operating activities..........        192,190         121,086
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................           (286)          1,355
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        410,553         362,141
           Equity securities...................................            722              14
           Mortgage loan principal receipts....................         38,794          31,158
           Real estate.........................................          7,833           9,244
           Other long term investments.........................            796           1,660
       Expenditures for property and equipment.................         (3,118)         (2,844)
       Cost of investments purchased:
           Fixed maturities....................................       (549,405)       (664,393)
           Mortgage loans......................................        (12,215)         (5,706)
           Real estate.........................................           (595)           (683)
           Other long term investments.........................        (15,207)             (7)
           Net sales or (purchases) of short term investments..        (52,660)         44,457
         Other, net............................................            444           1,778
                                                                    ___________     ___________
            Net cash used in investing activities..............       (174,344)       (221,826)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Increase in notes payable.............................        107,500          49,200
         Repayment of long term debt...........................        (50,000)             --
         Dividends to shareholders.............................        (24,083)        (23,142)
         Acquisition of treasury stock.........................         (9,322)         (5,253)
         Change in policyholder account balances...............        (59,108)         78,848
         Other, net............................................          4,366           5,994
                                                                    ___________     ___________
            Net cash provided (used) by financing activities...        (30,647)        105,647
                                                                    ___________     ___________
           Net change in cash..................................        (12,801)          4,907
         Cash at beginning of year.............................         63,914          51,878
                                                                    ___________     ___________
         Cash at end of period.................................     $   51,113      $   56,785
                                                                    ===========     ===========

                  See accompanying notes to financial statements.

               USLIFE Corporation and Subsidiaries

                  Notes to Financial Statements



Note 1.  Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required for annual financial statements. The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of September 30, 1996 and December 31, 1995, the consolidated results of operations for the nine and three month periods ended September 30, 1996 and 1995, and consolidated cash flows for the nine month periods ended September 30, 1996 and 1995, have been included in the accompanying financial statements. Operating results for the nine month and three month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These consolidated financial statements and notes to financial statements should be read in conjunction with the audited consolidated financial statements and notes to financial statements included in the Annual Report on Form 10-K of USLIFE Corporation for the year ended December 31, 1995.


Note 2.  New Accounting Principle

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

Note 3.  Investments

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

Equity Capital  at September  30,  1996  and  December  31,  1995
includes net unrealized gains and losses on available-for-sale securities as follows:

                                                              September    December
                                                              30, 1996     31, 1995
                                                              _________   __________

                                                              (Amounts in Thousands)
Fixed maturities:
  Fair value.....................................            $5,789,315   $6,006,864
  Adjusted cost..................................             5,700,645    5,559,322
                                                             __________   __________

  Unrealized gain................................                88,670      447,542
                                                             __________   __________

Equity securities:
  Fair value.....................................                 3,777        4,717
  Adjusted cost..................................                 4,068        4,918
                                                             __________   __________

  Unrealized loss................................                  (291)        (201)
                                                             __________   __________

Unrealized gain on securities in
  retirement trust...............................                   233           --
                                                             __________   __________

Total unrealized gain............................                88,612      447,341
                                                             __________   __________

Related adjustments:
  Deferred policy acquisition costs..............               (58,359)    (135,926)
  Policyholder liabilities.......................                  (821)     (10,721)
  Deferred federal income tax liability..........               (10,302)    (105,244)
                                                             __________   __________

                                                                (69,482)    (251,891)
                                                             __________   __________
Net unrealized gain on securities included
  in Equity Capital..............................            $   19,130   $  195,450
                                                             ==========   ==========


Short term investments are carried at cost, which approximates fair value. Real estate is carried at the lower of depreciated cost or net realizable value. Depreciation is calculated on a straight line basis with useful lives varying based on the type of building. Policy loans and mortgages, other than those with a decline in value determined to be other than temporary, are stated at the aggregate of unpaid principal balances. Other long term investments, except for certain securities held in a retirement trust which is included in this category, are stated at the lower of cost or estimated net realizable value. Fixed maturities and equity securities included in the aforementioned retirement trust are classified as "available-for-sale" and carried at fair value.

At September 30, 1996, consolidated invested assets included $255 million (at fair value; adjusted cost $257 million) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Based on fair value, these securities represent 3% of consolidated total assets at that date. Approximately $4 million of these investments (at adjusted cost which approximates fair value) are in default at September 30, 1996. Also at September 30, 1996, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $4 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $25 million.


Note 4.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 5 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of September 30, 1996 and December 31, 1995, the number of such shares used for this purpose was 34.779 million and 34.918 million, respectively.


Note 5.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of net income per share for the nine and three month periods ended September 30, 1996 and 1995:



                                                           Nine Months Ended         Three Months Ended
                                                              September 30              September 30
                                                           __________________        __________________

                                                            1996         1995         1996         1995
                                                            ____         ____         ____         ____

                                                                   (Shares and Amounts in Thousands
                                                                       except Per Share data)
    Net income.........................................   $ 49,168     $ 77,100     $ 27,047     $ 26,643
                                                          ========     ========     ========     ========

    Weighted average common shares
      outstanding, net of treasury shares..............     34,369       34,334       34,339       34,407
    Add - common share equivalents of:
      Preferred Stock - Series A.......................         53           54           53           54
      Preferred Stock - Series B.......................         22           23           21           22
      Outstanding stock options - treasury stock method        343          354          343          354
                                                            ______       ______       ______       ______

    Total common shares and common equivalent shares...     34,787       34,765       34,756       34,837
                                                            ======       ======       ======       ======


    Net income per share...............................     $ 1.41       $ 2.22       $  .78       $  .76
                                                            ======       ======       ======       ======


Note 6.  Reinsurance


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

                                          September      December
                                          30, 1996       31, 1995
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $  8,720      $  8,568
Other reinsurance recoverable amounts...    143,601       138,146
                                           ________      ________

                                           $152,321      $146,714
                                           ========      ========

The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                       Nine Months                      Three Months
                                                     Ended September 30               Ended September 30
                                                ___________________________      ___________________________

                                                  1996               1995          1996               1995
                                                ________           ________      ________           ________

                                                                   (Amounts in Thousands)

Premiums, before reinsurance ceded.........     $828,590           $791,320      $277,445           $265,044
Premiums ceded.............................       61,125             56,798        22,209             19,743
                                                ________           ________      ________           ________
Net premiums...............................     $767,465           $734,522      $255,236           $245,301
                                                ========           ========      ========           ========


Other considerations, before reinsurance
   ceded...................................     $182,697           $180,108      $ 62,609           $ 57,679
Other considerations ceded.................       13,932             12,492         4,582              4,577
                                                ________           ________      ________           ________
Net other considerations...................     $168,765           $167,616      $ 58,027           $ 53,102
                                                ========           ========      ========           ========



Benefits to policyholders and beneficiaries,
  before reinsurance recoveries............     $620,229           $573,540      $202,371           $193,614
Reinsurance recoveries.....................       39,389             38,235        15,161             14,737
                                                ________           ________      ________           ________
Benefits to policyholders and beneficiaries,
  net of reinsurance recoveries............     $580,840           $535,305      $187,210           $178,877
                                                ========           ========      ========           ========



Note 7.   Charge Relating to Traditional Indemnity Group
          Major Medical and Related Products


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

USLIFE's financial statements for the nine months ended September 30, 1996 reflect a pre-tax charge of $49.6 million, taken during the second quarter, to recognize revised assumptions reflecting current experience on its traditional indemnity group major medical and related products. The charge includes a $37.2 million writedown of deferred policy acquisition costs on this block of business and a related adjustment of the reserve for policy benefits amounting to $12.4 million which is included in "Benefits to policyholders and beneficiaries" in the accompanying statements of consolidated net income. The charge, on an after-tax basis, amounts to $32.3 million or 93 cents per share.



Note 8.   Refinancing Transaction


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

Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable and amounts due policyholders, all of which are subject to random fluctuations from the timing of securities transaction settlements, claims payments and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first nine months of 1996 was $158 million.

On a consolidated basis, net cash provided by operating activities amounted to $192 million for the first nine months of 1996, compared to $121 million for the corresponding period of 1995. As indicated above, these amounts reflect changes in accounts that are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $126 million in the first nine months of 1996 versus $119 million in the corresponding 1995 period.

Cash flows from operating activities for the first nine months of 1996 included $66 million from the change in liability for future policy benefits, versus $69 million in the corresponding 1995 period. The decrease reflected various factors including reduced sales of single premium immediate annuities during the 1996 period, in comparison to the first nine months of 1995. Most of the reduction of the liability for future policy benefits resulting from attrition of traditional indemnity group major medical business during the first nine months of 1996 was offset by reserve strengthening for the remaining policies in force. See Note 7 of Notes to Financial Statements for further information.

Interest credited to policyholder account balances amounted to $151 million in the first nine months of 1996, versus $157 million reported for the corresponding 1995 period. The decrease resulted primarily from surrenders of single premium deferred annuities sold in 1991 that reached the end of their surrender charge period in 1996, together with reductions in credited rates of interest on the Company's deferred annuities in force. As a result of these surrenders, which were generally consistent with expected levels, the portion of policyholder account balances relating to individual annuities declined $192 million, from $1.81 billion at September 30, 1995 to $1.62 billion at September 30, 1996. The portion of policyholder account balances relating to universal life insurance contracts increased approximately
$181 million during that same one year period. The impact of this increase in the base of universal life insurance in force was essentially offset by reductions in rates of interest credited that were implemented during 1995 and continuing into 1996, as discussed under "Results of Operations."

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

For the first nine months of 1996, amortization of deferred policy acquisition costs amounted to $165 million, reflecting the impact of a charge relating to traditional indemnity group major medical products as discussed in Note 7 of Notes to Financial Statements. Absent the impact of this charge, net additions to deferred policy acquisition costs amounted to $43 million in the first nine months of 1996 versus $53 million in the corresponding 1995 period. The decrease reflects various factors including a lower level of individual life insurance sales during the 1996 period. New annualized premiums from individual life insurance sales amounted to $92 million for the first nine months of 1996 versus $106 million in the corresponding 1995 period. Federal income tax payments amounted to $28.2 million in the first nine months of 1996, versus $44.7 million in the corresponding 1995 period. The reduced level of payments reflected tax losses arising from disposals of certain non-performing investments during the 1996 period. Since reserves had been previously established to recognize the reduction in value of these investments for financial statement purposes, the disposals had no material impact on reported results of operations. The application of amounts deposited in 1995 to satisfy a portion of 1996 tax depository requirements was also a factor in the reduced level of tax payments.

Net cash used in investing activities amounted to $174 million in the first nine months of 1996, compared to $222 million in the corresponding 1995 period. Individual annuity surrenders, which have a negative impact on net funds available to invest, amounted to $246 million during the first nine months of 1996 versus $161 million during the corresponding 1995 period. The major portion of these surrenders related to annuities for which deferred policy acquisition costs were substantially amortized, or resulted in the imposition of a surrender charge by the Company as contractually permitted. Consequently, these surrenders did not have an adverse impact upon consolidated results of operations.

As of September 30, 1996, approximately 16% of the Company's deferred annuity contracts (versus 9% at December 31, 1995), based on policyholder account balances, were beyond the contractual period during which a significant charge could be imposed in the event of termination. Based on the Company's significant 1991 and 1992 sales of individual annuities with five year surrender charge periods, with gross deposits in each of those years totalling approximately $500 million, further increases in the proportion of annuity contracts beyond the surrender charge period is anticipated during the balance of 1996 and in 1997. The Company's asset / liability management strategies have contemplated the expected surrender pattern for these annuities, and based on cash flow testing the Company believes that its distribution of investments is appropriate for the cash requirements associated with the expected level of surrenders.

Disposals of fixed maturity investments included in cash flows from investing activities for the first nine months of 1996 and 1995 totalled $411 million and $362 million, respectively. These disposals included, respectively, $94 million and $75 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain securities as part of the Company's asset/liability management strategy with objectives including maintenance of an appropriate relationship of asset yields and maturities to current policy liabilities, as well as maintenance of issuer diversification. The major portion of the proceeds from fixed maturities sold or redeemed and available for reinvestment were directed to investment grade fixed maturity investments. Net purchases of short term investments during the 1996 period, reflecting strategies including temporary investment of proceeds from securities sold, redeemed or matured pending disbursement of annuity surrender proceeds, amounted to $53 million. Investing activities for the 1996 period also reflected the investment of approximately $15 million in a retirement trust included in "Other long-term investments," funded by proceeds from the sale of certain securities formerly held in a corporate portfolio.

Net cash flows used by consolidated financing activities amounted to $31 million in the first nine months of 1996 versus net cash provided by financing activities of $106 million in the corresponding 1995 period, reflecting a variance of approximately $138 million from policyholder account balance activity included therein. The primary causes of this variance were a decline in single premium deferred annuity gross deposits from $85 million in the first nine months of 1995 to $19 million in the 1996 period, and the impact of increased annuity surrenders in the 1996 period as previously discussed. The decrease in annuity deposits is attributed to various factors including the negative impact on sales of lower interest rates offered on these contracts during the 1996 period versus a year ago.

During the first nine months of 1996, the Company acquired approximately 318,000 shares of its common stock (including 232,000 shares purchased under a repurchase program at a total cost of $7 million and the remainder relating to benefit plans).

The purchases were financed primarily by selective sales of bonds in the parent company investment portfolio.

The increase in notes payable for the first nine months of 1996 includes $50 million of short term bank borrowings relating to the June 1996 refinancing of the Company's $50 million issue of 9.15% notes due 1999 as discussed in Note 8 of Notes to Financial Statements. The remainder of the 1996 period increase in notes payable, as well as the $49 million increase for the 1995 period, related primarily to working capital requirements. Cash dividends are typically remitted by the life insurance subsidiaries to the parent company during the fourth quarter. Historically, a major portion of these dividends has been applied toward reduction of short term debt incurred for working capital purposes during the earlier part of the year.

At September 30, 1996, the Company had lines of credit with six banks amounting to $60 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with five banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $130 million. The Company's short term borrowings also include $150 million outstanding under a revolving credit agreement with The Bank of New York (as agent) and $50 million outstanding under a revolving credit agreement with Chemical Bank.

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

Long term debt at September 30, 1996 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000. The Company has filed a shelf registration statement which permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder.

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

Dividends paid on the Company's outstanding stock issues amounted to $24 million in the first nine months of 1996 versus $23 million in the corresponding 1995 period, reflecting the increase in common stock quarterly dividends per share from 22 cents to
23.333 cents during the third quarter of 1995. In October 1996, the Company announced a further increase in the quarterly dividend on common stock to 24.7 cents per share, commencing with the dividend payable on December 2, 1996 to shareholders of record on November 15, 1996.



Results of Operations
_____________________


Nine Months Ended September 30, 1996 compared to
Nine Months Ended September 30, 1995

For the nine months ended September 30, 1996, net income amounted to $49.2 million versus $77.1 million for the comparable period of 1995.

Net income for the first nine months of 1996 reflects a $49.6 million pre-tax charge taken during the second quarter, equivalent to $32.3 million on an after-tax basis, to recognize revised assumptions reflecting current experience on the Company's traditional indemnity group major medical and related products as discussed in Note 7 of Notes to Financial Statements. The Company's group insurance product lines are discussed further below.

Net income for the first nine months of 1996 also included net capital losses with an after-tax impact of $387 thousand, while net income for the corresponding 1995 period included net capital gains with an after-tax impact of $2.4 million. The 1995 period capital gains reflect disposals of several fixed maturity investments pursuant to tender offers by the respective issuers, as well as certain redemptions as discussed under "Financial Condition." Capital gains and losses during the first nine months of 1996 reflect the disposal of non-performing securities with adjusted cost of approximately $2 million and real estate properties acquired through foreclosure with aggregate cost of approximately $6 million. Capital gains and losses during the corresponding 1995 period reflect disposals of non-performing securities with adjusted cost of approximately $26 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $23 million. Reserves had been previously recorded to recognize reduction in value of these investments.

Excluding the charge relating to traditional indemnity group major medical products, and capital gains and losses as discussed above, consolidated after-tax income amounted to $81.8 million for the first nine months of 1996 versus $74.7 million for the corresponding 1995 period. On a similar basis, after-tax income of the life insurance subsidiaries other than the aforementioned items was $114.4 million in the 1996 period compared to $105.5 million in the first nine months of 1995. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $32.5 million in the first nine months of 1996 versus $30.8 million for the comparable 1995 period.

The variance in corporate charges reflects an increase in the provision for retirement expense resulting from a change in the pension plan discount rate from 8.25% in 1995 to 7.00% in 1996. This rate is determined at the beginning of each year based on interest rates available on highly-rated fixed income securities as required by pension accounting standards, and is not necessarily indicative of the actual rate of return on investments supporting the Company's retirement obligations.

Before capital gains and losses and the pre-tax charge of $49.6 million discussed above, the life insurance subsidiaries reported a pre-tax profit of $174.1 million for the first nine months of 1996, versus $160.3 million in the corresponding 1995 period. This comparison of results for the first nine months benefited from an increase of $5.1 million in pre-tax profits from the individual life insurance and annuity product line. Also, apart from the impact of the charge discussed above, results from traditional indemnity and related products for the second and third quarters of 1996 were approximately at a break-even level. With the curtailment of losses from traditional indemnity products and actions taken to move from traditional indemnity major medical products to current generation group insurance products, pre-tax results of operations from the Employer / Association Group lines had a favorable impact of $5.5 million on the latter comparison.

A discussion of the Company's various product lines, excluding the impact of the previously discussed charge for traditional indemnity major medical and related business and capital gains and losses, follows.

Individual life  and annuity  pre-tax profits,  including  income attributable to capital and surplus, amounted to $159.2 million for the first nine months of 1996 versus $154.1 million for the corresponding 1995 period. The increase of approximately $5 million or 3% came primarily from greater gains from investment income, reflecting reductions in rates of interest credited on interest sensitive policies in force as well as an increased base of individual life insurance business. Mortality experience was favorable during the first nine months of 1996 and contributed to the overall pre-tax profit reported for the period, but this contribution was to a lesser degree than corresponding 1995 period. It should be noted that mortality experience for the first nine months of 1996 reflected three large accidental death claims during the third quarter, with an aggregate negative impact of approximately $4.5 million on individual life insurance pre-tax profits.

Written premiums from credit life insurance products increased from $56 million in the first nine months of 1995 to $62 million in the 1996 period, reflecting increased sales through financial institutions. Pre-tax profits on credit insurance products are anticipated to be realized when currently written premiums are earned in future periods rather than during the period of sale. A pre-tax profit of $1.0 million was reported for credit life insurance coverages for the first nine months of 1996, versus $423 thousand in the corresponding 1995 period. The positive variance reflected an increased base of earned premiums and more favorable mortality experience in the 1996 period. It should be noted that credit life insurance coverages are often sold in conjunction with credit disability insurance and/or other credit-related products.

Written premiums on credit disability products increased from $57 million in the first nine months of 1995 to $62 million in the 1996 period. Pre-tax income from credit disability products amounted to $5.4 million in the 1996 period, versus $5.0 million in the comparable 1995 period, reflecting an increased base of earned premiums as well as more favorable claims experience during the first half of 1996.

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

As indicated in Note 7 of Notes to Financial Statements, the Company discontinued new sales of traditional indemnity major medical products in January 1996 and subsequently recorded a charge as noted above to recognize revised assumptions on the discontinued business. The "continuing" employer / association group business consists of long-term disability, accidental death and dismemberment, dental, standalone life, association group life and health, and managed care major medical coverages. Premiums from these "continuing" products constitute more than 75% of total employer / association group premiums for the second and third quarters of 1996.

The employer / association group health line reported a $217 thousand pre-tax profit for the first nine months of 1996, comprised of a first quarter pre-tax loss of $1.5 million and a pre-tax profit of $1.7 million for the second and third quarters (before the charge discussed above). The latter profit reflects the contribution of continuing products included in this line. Pre-tax losses on this line for the first nine months of 1995 were $4.1 million, reflecting experience on the now-discontinued traditional indemnity products as well as third quarter 1995 expense charges of approximately $900 thousand related to the closing of a claims office.

Premium revenues on employer / association group health insurance products amounted to $262 million in the first nine months of
1996 versus $267 million in the corresponding 1995 period. Although, as anticipated, a high level of terminations from the discontinued products negatively impacted revenues, overall revenues approached year-ago levels as a result of an increased contribution from non-major medical and managed care products.

The other group health and disability coverages reported a pre-tax profit of $698 thousand for the first nine months of 1996, versus a loss of $475 thousand for the corresponding 1995 period, with the favorable variance primarily attributed to improved results from specialty group health and disability products marketed through retailers and financial institutions.

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

The employer / association group life line reported a pre-tax profit of $5.5 million for the first nine months of 1996, versus $4.3 million in the corresponding 1995 period, reflecting the increased profit contribution from continuing products included in this line. Premium revenues for this line were $90 million in the first nine months of 1996 versus $87 million a year ago.

The other group life insurance lines reported a pre-tax profit of $1.5 million for the first nine months of 1996, versus $816 thousand for the corresponding 1995 period, with the favorable variance primarily attributed to improved mortality on group mortgage life insurance coverages.

Total revenues of the life insurance subsidiaries in the first nine months of 1996 amounted to $1.327 billion, an increase of $48 million or 4% over the same period of 1995, primarily on increases of $34 million (or 4%) and $11 million (or 3%) in premiums and considerations and net investment income, respectively. Additionally, "other income" of the life insurance subsidiaries increased from $16 million to $24 million, reflecting increased volume on certain credit insurance related products.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines.

Premiums and other considerations from individual life insurance and annuity products amounted to $391 million in the first nine months of 1996, compared to $367 million in the 1995 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force life insurance business. This increase was accompanied by greater written premiums on credit insurance products, reflecting increased sales through financial institution sources of business as noted above.

The $11 million increase in net investment income of the life insurance subsidiaries reflected a larger investment base in the 1996 period. The pre-tax annualized yield was 7.84% in the first nine months of 1996 versus 7.91% for the corresponding 1995 period. The decline in yield reflects redemptions of securities by the respective issuers, totalling $115 million (at cost) for the year 1995 and $94 million during the first nine months of 1996. An intentional shortening of maturities on investments associated with individual annuity contracts, in anticipation of annuities nearing the end of their surrender charge period, was also a factor.

The Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Recent rate actions are discussed below.

Total benefits and expenses of the life insurance subsidiaries increased $88 million versus the first nine months of 1995, to $1.203 billion, reflecting the impact of the $49.6 million charge relating to traditional indemnity group major medical products as previously discussed. Excluding this charge, total benefits and expenses increased $39 million or 3%.

Benefits to policyholders and beneficiaries amounted to $581 million in the first nine months of 1996. The $46 million increase versus the corresponding 1995 period reflects the inclusion of $12 million in the 1996 amount relating to the aforementioned charge. The remainder of the increase is attributed primarily to greater volume of individual life insurance and credit life and disability insurance products, as well as the impact of three large individual life insurance accidental death claims during the third quarter as noted above.

Interest credited to policyholder account balances amounted to $151 million in the first nine months of 1996, versus $157 million in the corresponding 1995 period. As noted under "Financial Condition," the decrease reflects surrenders of single premium deferred annuities that reached the end of their surrender charge period in 1996 as well as reductions in rates of interest credited on interest sensitive contracts.

Interest rates credited on the Company's deferred annuity contracts, exclusive of first year bonuses on certain products, typically ranged from 4-3/4% to 5-1/2% during the first nine months of 1995, depending on type of contract and period of issue. During the year 1995, the Company implemented a series of rate reductions on newly issued annuities together with credited rate reductions on renewing contracts. As a result of actions taken during the fourth quarter of 1995 affecting the major portion of the Company's deferred annuities in force, credited rate reductions of 25 to 50 basis points were implemented on January 1, 1996 for calendar year contracts and are being implemented on policy anniversary dates during 1996 for other contracts. Interest rates credited on these contracts during the first nine months of 1996 typically ranged from 4-1/4% to 5-1/2%.

Interest rates credited on the Company's universal life insurance contracts typically ranged from 5-3/4% to 7% during the first nine months of 1995. Reductions in credited interest rates, generally amounting to 25 basis points, were implemented during the third quarter of 1995 with respect to the major portion of the Company's universal life insurance policies in force as well as certain newly issued policies. Additional rate reductions of 25 to 50 basis points were implemented during the first quarter of 1996. Following these actions, current credited rates on the Company's universal life insurance contracts generally range from 5-1/4% to 6-1/2%.

The prospective impact of rate adjustments for interest sensitive products on reported results will be dependent upon future sales, surrender levels, and investment portfolio yield.

An increase in future policy benefits of $69 million was recorded for the first nine months of 1996, versus $80 million for the corresponding 1995 period. The decrease reflected various factors including reduced sales of single premium immediate annuities during the 1996 period as discussed under "Financial Condition."

Amortization of deferred policy acquisition costs was $165 million for the first nine months of 1996, versus $121 million for the corresponding 1995 period, with the $43 million increase primarily attributed to inclusion of $37 million in the 1996 amount relating to the aforementioned charge for traditional indemnity products. The remainder of the increase reflects factors including the greater volume of individual life insurance and credit insurance business during the 1996 period.

Aggregate commissions, general expenses, and insurance taxes and licenses increased from $219 million in the first nine months of 1995 to $235 million in the 1996 period. The $16 million increase is primarily associated with the 1996 period increase in credit insurance written premiums and increased volume on individual life insurance and credit insurance related products. Third quarter 1996 expenses include approximately $1 million relating to the relocation of the Company's data processing and administrative facilities, while costs of approximately $900 thousand were incurred in the third quarter of 1995 related to the closing of a group claims office as indicated above.

At September 30, 1996, consolidated invested assets included approximately $255 million (at fair value) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 3% of consolidated total assets at that date. See Note 3 of Notes to Financial Statements for further information. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

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



Three Months Ended September 30, 1996 compared to
Three Months Ended September 30, 1995

For the three months ended September 30, 1996, net income amounted to $27.0 million versus $26.6 million for the comparable period of 1995.

Net income  for the  third quarter  of 1995  included net capital gains with an after-tax impact of $2.1 million, reflecting disposals of several fixed maturity investments pursuant to tender offers by the respective issuers as well as certain redemptions. Capital gains and losses had no material impact on reported results of operations for the third quarter of 1996.

Excluding capital gains and losses as discussed above, consolidated after-tax income amounted to $27.1 million for the third quarter of 1996 versus $24.5 million for the corresponding 1995 period. On a similar basis, after-tax income of the life insurance subsidiaries was $37.8 million in the 1996 period compared to $34.5 million in the third quarter of 1995. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $10.7 million in the third quarter of 1996 versus $10.0 million for the comparable 1995 period.

During the third quarter of 1996, the Company relocated its Dallas-based data processing and administrative facilities, within that city. Expense charges of approximately $1 million associated with this action are included in third quarter 1996 results. Substantially all of these costs were recognized by the life insurance subsidiaries. Third quarter 1995 results included charges of about $900 thousand relating to the closing of a group claims office.

Before capital gains and losses, the life insurance subsidiaries reported a pre-tax profit of $57.7 million for the third quarter of 1996, versus $52.4 million in the corresponding 1995 period. As a consequence of the charge taken during the second quarter relating to traditional indemnity group major medical and related products, results from these discontinued products for the third quarter of 1996 were approximately at a break-even level. With the curtailment of losses from traditional indemnity products and actions taken to move from traditional indemnity major medical products to current generation group insurance products, pre-tax results of operations from the Employer / Association Group lines had a favorable impact of $3.6 million on the comparison of third quarter results. The latter comparison also benefited from an increase of $849 thousand in pre-tax profits from the individual life insurance and annuity product line.

A discussion of the Company's various product lines, excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life  and annuity  pre-tax profits,  including  income attributable to capital and surplus, amounted to $52.0 million for the third quarter of 1996 versus $51.1 million for the corresponding 1995 period. The increase of $849 thousand came primarily from greater gains from investment income, reflecting reductions in rates of interest credited on interest sensitive policies in force as well as an increased base of individual life insurance business. Mortality experience was favorable during the third quarter of 1996 and contributed to the overall pre-tax profit reported for the period, but this contribution was to a lesser degree than same period a year ago. It should be noted that mortality experience for the third quarter of 1996 reflected three large accidental death claims with aggregate negative impact of approximately $4.5 million on individual life insurance pre-tax profits.

A pre-tax profit of $734 thousand was reported for credit life insurance coverages for the third quarter of 1996, versus $208 thousand in the corresponding 1995 period, reflecting growth in the base of earned premiums and more favorable mortality experience in the 1996 period.

Pre-tax income from credit disability products amounted to $1.7 million in the 1996 period, versus $2.1 million in the comparable 1995 period, as less favorable claims experience in the 1996 period more than offset the impact of growth in the base of earned premiums.

The   Company's    group   health    insurance   lines    include
employer/association group health insurance, mortgage disability insurance, and specialty group health and disability products.

The employer / association group health line reported a pre-tax profit of $844 thousand. This third quarter profit reflects the contribution of continuing products included in this line. Pre-tax losses on this line for the third quarter of 1995 were $2.4 million, reflecting experience on the now-discontinued traditional indemnity products as well as third quarter 1995 expense charges of approximately $900 thousand related to the closing of a claims office.

Premium revenues on employer / association group health insurance products were $89 million in the third quarter of 1996 versus $86 million in the corresponding 1995 period. Although, as anticipated, a high level of terminations from the discontinued products negatively impacted revenues, overall revenues were up as a result of increased sales of non-major medical and managed care products.

The other group health and disability coverages reported a pre-tax profit of $110 thousand for the third quarter of 1996, versus a loss of $146 thousand for the corresponding 1995 period, with the favorable variance primarily attributed to improved results from specialty group health and disability products marketed through retailers and financial institutions.

The   Company's    group    life    insurance    lines    include
employer/association  group   life   insurance,   mortgage   life
insurance, and certain specialty coverages.

The employer / association group life line reported a pre-tax profit of $1.8 million for the third quarter of 1996, versus $1.4 million in the corresponding 1995 period, reflecting the increased profit contribution from continuing products included in this line.

The other group life insurance lines reported a pre-tax profit of $369 thousand for the third quarter of 1996, versus $92 thousand for the corresponding 1995 period. The favorable variance reflects the impact on 1995 period results of unfavorable mortality experience on certain specialty coverages included in these lines.

Total revenues of the life insurance subsidiaries in the third quarter of 1996 amounted to $445 million, an increase of $18 million or  4%  over  the  same  period  of  1995,  primarily  on increases of $15 million (or 5%) and $4 million (or 3%) in premiums and considerations and net investment income, respectively. Additionally, "other income" of the life insurance subsidiaries increased approximately $3 million, to $9 million, reflecting increased volume on certain credit insurance related products.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the employer / association group life and health lines. As discussed above, revenues on the latter lines increased as a result of growth in sales of non-major medical and managed care products.

Premiums and other considerations from individual life insurance and annuity products amounted to $132 million in the third quarter of 1996, compared to $121 million in the 1995 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force life insurance business.

Net  investment   income  of   the  life  insurance  subsidiaries
increased $4 million, as noted above, reflecting a larger investment base in the 1996 period.

Total benefits and expenses of the life insurance subsidiaries increased $16 million or 4% versus the third quarter of 1995.

Benefits to policyholders and beneficiaries amounted to $187 million in the third quarter of 1996, versus $179 million in the corresponding 1995 period. The increase reflects the greater volume of individual life and credit insurance, growth in volume of continuing products in the employer/ association group lines, and the impact of several individual life accidental death claims as noted earlier.

Interest credited to policyholder account balances amounted to $50 million in the third quarter of 1996, versus $53 million in the corresponding 1995 period. As previously discussed, the decrease reflects surrenders of single premium deferred annuities that reached the end of their surrender charge period in 1996 as well as reductions in rates of interest credited on interest sensitive contracts.

An increase in future policy benefits of $25 million was recorded for the third quarter of 1996, versus $24 million for the corresponding 1995 period. The increase reflected various factors including greater premium volume on traditional individual life insurance products during the 1996 period and the release of unearned premium reserves during the 1995 period on several terminating association group life cases.

Amortization of deferred policy acquisition costs was $44 million for the third quarter of 1996, versus $40 million for the corresponding 1995 period. The increase reflects factors including the greater volume of individual life insurance and credit insurance business during the 1996 period.

Aggregate commissions, general expenses, and insurance taxes and licenses increased from $75 million in the third quarter of 1995 to $79 million in the 1996 period. The $4 million increase is primarily associated with increased volume on individual life insurance and credit insurance related products. As discussed above, third quarter 1996 expenses include approximately $1 million relating to the relocation of the Company's data processing and administrative facilities, while costs of approximately $900 thousand were incurred in the third quarter of 1995 related to the closing of a group claims office.

                   Part II - Other Information


Item 1.  Legal Proceedings
         _________________

As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in November 1981, the Company filed a third amended complaint against Louis Wilcox and other former officers of USLIFE Savings and Loan Association, a former subsidiary of the Company, for indemnification, injunctive relief and accounting (USLIFE Savings and Loan Association v. Louis Wilcox, et al., Superior Court of the State of California for the County of Riverside). In April 1984, defendant Louis M. Wilcox filed a cross complaint against the Company seeking general damages of $1 million, punitive damages of $10 million and special damages. In 1986, Wilcox's causes of action for malicious prosecution and abuse of process were dismissed. On appeal, the dismissal of the cause of action for malicious prosecution was reversed while the dismissal of the abuse of process claim was upheld. Pursuant to the Company's request, the case was bifurcated for trial. In July 1993, the trial court, after hearing evidence on the issue, without a jury, decided that the Company had probable cause to sue Wilcox in 1981. That ruling was dispositive of the claim for malicious prosecution and, thus, the Court dismissed Wilcox's only remaining claim against the Company. A judgment in the Company's favor was entered in late 1993. Wilcox appealed from this judgment and in September 1996, the Court of Appeals issued a Tentative Decision, which the Company has challenged, reversing the trial court's dismissal of Wilcox's claim. In the event the Company's challenge is rejected, the Company intends to appeal the decision of the Court of Appeals.



Item 6.   Exhibits and Reports on Form 8-K
          ________________________________


   (a)       Exhibits


        27  - Financial Data Schedule (electronic filing only)


   (b)       Reports on Form 8-K


     No reports on Form 8-K were filed on behalf of the Registrant during the quarter ended September 30, 1996.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       USLIFE Corporation
                               __________________________________

                                          (Registrant)


  November 7, 1996             By /s/ James M. Schlomann

____________________           __________________________________

        Date                   James M. Schlomann
                               Executive Vice President - Finance
                               (Principal Financial Officer and
                                Duly Authorized Officer)