Form 10-K
period 1996-12-31
USLIFE CORP
filed 1997-03-20
CIK 102420

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

                  For the fiscal year ended December 31, 1996

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

                                                        New York Stock Exchange
Common Stock, par value $1 per share                    Chicago Stock Exchange
   Common Stock Purchase Rights                         Pacific Stock Exchange
                                                        London Stock Exchange

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

                             _____________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 27, 1997 was approximately $1,652,702,000.
                             _____________________

     The number of shares outstanding of the Registrant's Common Stock as of February 27, 1997 was 34,540,769.

_______________________________________________________________________________
_______________________________________________________________________________

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

                                                             Year Ended December 31
                                          ______________________________________________________________
                                             1996         1995         1994         1993        1992
                                             ____         ____         ____         ____        ____

                                                      (In Thousands Except Per Share Statistics)
OPERATIONS DATA:
 Total income........................     $1,806,109   $1,739,552   $1,651,187   $1,600,038   $1,529,452
                                          ==========   ==========   ==========   ==========   ==========

 Income from operations (a)..........     $   76,027   $  105,414   $   96,185   $   97,157   $   69,612
 Cumulative effect of
  accounting change (b)..............              -            -            -            -      (37,990)
                                          __________   __________   __________   __________   __________
 Net income..........................     $   76,027   $  105,414   $   96,185   $   97,157   $   31,622
                                          ==========   ==========   ==========   ==========   ==========

 Income per share:(c)
 Income from operations (a)..........          $2.18        $3.03        $2.79        $2.83        $2.04
 Cumulative effect of
  accounting change (b)..............              -            -            -            -        (1.12)
                                               _____        _____        _____        _____        _____
 Net income..........................          $2.18        $3.03        $2.79        $2.83        $ .92
                                               =====        =====        =====        =====        =====

 Number of shares used in income
  per share calculations.............         34,877       34,811       34,530       34,307       34,085
                                              ======       ======       ======       ======       ======


Dividends Per Common Share...........          $ .95        $ .91        $ .84        $ .81        $ .76
                                               =====        =====        =====        =====        =====

                                                                    December 31
                                          ______________________________________________________________
                                            1996         1995          1994          1993         1992
                                            ____         ____          ____          ____         ____

                                                      (In Thousands Except Per Share Statistics)

BALANCE SHEET DATA (d):

  Total assets.......................     $7,879,586   $7,930,504   $7,004,262   $6,740,241   $6,095,272

  Long-term debt.....................        299,635      349,493      349,360      349,235      349,439

  Equity Capital:
    Reported.........................      1,223,422    1,308,254      877,888      966,029      890,441
    Before unrealized gains and
     losses on securities............      1,155,313    1,112,804    1,034,136      966,058      890,606

  Equity Capital per share (c):
    Reported.........................          35.05        37.47        25.43        28.07        26.07
    Before unrealized gains and
     losses on securities............          33.10        31.87        29.96        28.07        26.07



    Number of shares used in Equity
     Capital per share calculations..         34,905       34,918       34,515       34,413       34,158

__________

     (a) USLIFE's financial statements for 1996 reflect a pre-tax charge of $49.6 million, taken during the second quarter, to recognize revised assumptions reflecting current experience on its traditional indemnity group major medical and related products. The charge, on an after-tax basis, amounts to $32.3 million or 93 cents per share. Sales of these products were discontinued in January 1996. See Note 2 of Notes to Financial Statements for further information.

     (b) Effective as of January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to recognize the initial obligation under the Statement by means of a one-time charge to net income for cumulative effect of the accounting change.

     (c) See Note 1 of Notes to Financial Statements as to the method of calculating income per share. Equity Capital per share was calculated by dividing Equity Capital by the number of common and common equivalent shares outstanding at the end of each period.

     (d) Effective as of January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See Note 1 of Notes to Financial Statements for further information.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Recent Developments

   On February 12, 1997, the Company entered into a definitive merger agreement with American General Corporation pursuant to which the Company will merge into American General in a transaction valued at $1.8 billion. Under the agreement, the Company's shareholders will exchange shares of the Company's common stock for $49 worth of American General common stock, subject to a maximum of approximately 1.29 shares and a minimum of approximately 1.09 shares of
American General common stock. The transaction, which is subject to shareholder and regulatory approvals, is expected to close by June 30, 1997. See Note 22 of Notes to Financial Statements for further information.


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

   Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Net cash provided from operating activities of the life insurance subsidiaries amounted to approximately $265 million in 1996.

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

   Cash dividends paid by all consolidated subsidiaries to the parent company totalled $70 million, $42 million, and $46 million in 1996, 1995 and 1994 respectively. The 1996 cash dividends included $50 million from All American Life Insurance Company, of which $22 million exceeded the "ordinary" dividend amount indicated by regulatory formulas based on statutory operating income and surplus, as well as $8 million from an inactive subsidiary. These dividends were remitted pursuant to approvals of the appropriate regulatory authorities. The 1995 cash dividends included $6.5 million remitted by an inactive life insurance subsidiary and then contributed to another life subsidiary in connection with the earlier combination of the two companies' operations.

   Dividends in 1995 and 1994 were limited based on the Company's analysis of statutory capital requirements associated with the growth of individual life insurance sales in those two years, each with an increase in new annualized premiums of about 20% versus the preceding year. As a result, a portion of parent company working capital requirements during 1995 and 1994 were financed by increases in total borrowings of $27 million and $31 million, respectively. Total parent company indebtedness decreased from $572 million at December 31, 1995 to $568 million at December 31, 1996.

   Investment  advisory   and  service   fees  paid   by  the   life  insurance
subsidiaries, and portfolio investment income comprise additional sources of liquidity at the parent company. These sources totalled about $13 million in each of the three years ended December 31, 1996. Parent company cash flows may also be complemented by transactions such as repayment of advances by certain subsidiaries and proceeds from investment securities sold, matured or redeemed.

   In addition to the liquidity factors at the subsidiary level previously discussed, cash requirements at the parent company for interest on indebtedness, dividends on preferred and common stocks, and overhead costs are a key factor in the Company's overall liquidity situation. On a pre-tax basis, interest and overhead expense charges, less depreciation, amortization, and provisions for future retirement benefits, amounted to $73 million, $71 million and $65 million in 1996, 1995 and 1994, respectively, while dividends totalled $33 million, $31 million and $29 million, respectively.

   During 1996 and 1995, the Company acquired approximately 329,000 and 208,000 shares of its common stock, at total cost of $10 million and $5 million respectively. Of these amounts, approximately $7 million and $3 million represented market repurchases, funded by sales of selected bonds in the parent company investment portfolio, and the remainder were acquired in connection with certain benefit plans. Substantially all of the shares acquired in 1996 and 1995 were utilized in connection with the dividend reinvestment plan and various benefit programs.

   On a consolidated basis, net cash provided by operating activities amounted to $231 million, $180 million and $178 million in 1996, 1995 and 1994, respectively. These reported amounts reflect fluctuations in accounts payable and receivable and amounts due to policyholders that result from random timing differences in securities transaction settlements, claims payments, and similar matters. Excluding the impact of these fluctuations, net cash provided by operating activities would be $191 million, $179 million, and $166 million in 1996, 1995 and 1994, respectively.

   Cash flows from operating activities for 1996 included $94 million from the change in liability for future policy benefits, versus $102 million in 1995. The decrease reflected various factors including reduced sales of single premium immediate annuities in 1996. Most of the reduction of the liability for future policy benefits resulting from attrition of traditional indemnity group major medical business in 1996 was offset by reserve strengthening for the remaining policies in force. See Note 2 of Notes to Financial Statements for further information.

   Interest credited to policyholder account balances amounted to $200 million in 1996, versus $210 million in 1995. The decrease resulted primarily from surrenders of single premium deferred annuities sold in 1991 that reached the end of their surrender charge period in 1996, together with reductions in credited rates of interest on the Company's deferred annuities in force. As a result of these surrenders, which were generally consistent with expected levels, the portion of policyholder account balances relating to individual annuities declined $257 million, from $1.79 billion at December 31, 1995 to $1.53 billion at December 31, 1996. The portion of policyholder account balances relating to universal life insurance contracts increased approximately $178 million during that same one year period. The impact of this increase in the base of universal life insurance in force was essentially offset by reductions in rates of interest credited that were implemented during 1995 and continuing into 1996, as discussed under "Results of Operations".

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

   The Company's investment portfolios are continually monitored to determine whether the distribution of investment maturities is considered appropriate for expected levels of policy surrenders. The Company's fixed maturity investments may be sold prior to maturity as part of the Company's asset / liability management strategy and are classified as "available for sale" as discussed in
Note 1 of Notes to Financial Statements. Adjustments to the investment maturity distribution, if necessary, may also be accomplished by actions concerning the investment of incoming funds and/or reinvestment of the proceeds of securities matured or redeemed. The Company monitors its surrenders on a monthly basis. Any material deviation or emerging trend is traced to the product line and agency of record, and remedial action is taken where appropriate. If an acceleration of surrenders of these contracts were experienced, the cash flow requirements associated with such surrenders could require the Company to liquidate a portion of the underlying security investments prior to maturity, at then-prevailing market prices. The sources of liquidity described earlier would be applied toward any further cash flow requirements.

   As of December 31, 1996, approximately 19% of the Company's deferred annuity contracts and 24% of its universal life insurance policies, based on policyholder account balances, were beyond the contractual period during which a significant charge could be imposed in the event of termination. Based on the Company's significant 1992 sales of individual annuities with five year surrender charge periods, with gross deposits that year totalling approximately $500 million, an increase in the proportion of annuity contracts beyond the surrender charge period is anticipated during 1997. The Company's asset / liability management strategies have contemplated the expected surrender pattern for these annuities, and based on cash flow testing the Company believes that its distribution of investments is appropriate for the cash requirements associated with the expected level of surrenders.

   Amortization of deferred policy acquisition costs amounted to $207 million in 1996, reflecting the impact of a charge relating to traditional indemnity group major medical products as discussed in Note 2 of Notes to Financial Statements. Absent the impact of this charge, net additions to deferred policy acquisition costs amounted to $50 million in 1996 versus $67 million in 1995. The decrease reflects various factors including a lower level of individual life insurance sales during 1996. New annualized premiums from individual life insurance sales amounted to $120 million for 1996 versus $137 million in 1995.

   Current year Federal income tax payments amounted to $31 million, $56 million and $55 million in 1996, 1995 and 1994, respectively. The reduced level of payments in 1996 reflected tax losses arising from disposals of certain non-performing investments during the year, which were applied under tax law carryback provisions to recapture capital gains taxes paid in earlier years. As discussed under "Results of Operations," reserves had been previously established to recognize the major portion of the reduction in value of these investments for financial statement purposes. The application of amounts deposited in 1995 to satisfy a portion of 1996 tax depository requirements was also a factor in the reduced level of tax payments. The Company and certain subsidiaries also made payments to the Internal Revenue Service during 1994 amounting to approximately $6 million, relating to settlement of prior year tax returns. Since the latter payments were associated with a previously recorded liability, this settlement had no impact on reported results of operations.

   Net cash used in investing activities amounted to $129 million, $264 million, and $457 million in 1996, 1995 and 1994, respectively. The 1996 and 1995 decreases reflected reduced individual annuity sales and increases in surrenders on these contracts, both of which affected the increase in policyholder account balances.

   Individual annuity surrenders, which have a negative impact on net funds available to invest, amounted to $349 million in 1996 versus $208 million in 1995 and $173 million in 1994. The major portion of these surrenders related to annuities for which deferred policy acquisition costs were substantially amortized or resulted in the imposition of a surrender charge by the Company as contractually permitted. Consequently, these surrenders did not have an adverse impact upon consolidated results of operations. Individual annuity gross deposits amounted to $22 million in 1996, versus $94 million in 1995 and $245 million in 1994. The decline in individual annuity deposits subsequent to 1994 resulted from various factors including the negative impact on sales of declining interest rates offered on these contracts.

   The Company's investment management policies include continual evaluation of securities market conditions and circumstances relating to particular investment holdings which may result in selection of fixed maturity or other investments for sale prior to maturity. Securities may also be sold as part of the Company's asset/liability management strategy as indicated above in response to changes in interest rates, resultant prepayment risk, and similar factors. Adjustments to cost for investments with a reduction in value determined to be other than temporary are recognized by income statement charges which are included in realized gains and losses.

   The approximately $890 million, $438 million, and $1.1 billion disposals of fixed maturity investments included in cash flows from investing activities for 1996, 1995 and 1994 included, respectively, $124 million, $115 million and $209 million (adjusted cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain securities as part of the Company's asset / liability management strategy with objectives including maintenance of an appropriate relationship of asset yields and maturities to current policy liabilities and issuer diversification, as well as sales of certain non-performing securities for which reserves had previously been established. The major portion of the proceeds from fixed maturities sold or redeemed and available for reinvestment were directed to investment grade fixed maturity investments.

   Purchases of fixed maturity investments in 1996, 1995 and 1994 amounted to approximately $1.0 billion, $799 million and $1.5 billion, respectively, reflecting both reinvestment of the proceeds from fixed maturity disposals and investment of funds corresponding to the growth of business in force.

   Net unrealized gains on the Company's fixed maturities portfolio, with adjusted cost of $5.7 billion at December 31, 1996, amounted to $190 million at that date. This amount reflects gross unrealized gains of $229 million and gross unrealized losses of $39 million. Also at that date, the fixed maturities portfolio includes defaulted securities totalling $4 million (at fair value). The sales of selected fixed maturity investments in accordance with the Company's asset / liability management strategies and the retention of certain securities with current market value less than book value or currently in non-performing status are not anticipated to result in a material adverse impact upon the Company's net cash flows.

   Net purchases of short term investments during 1996, reflecting strategies including temporary investment of proceeds from securities sold, redeemed or matured pending disbursement of annuity surrender proceeds, amounted to $36 million. Investing activities for 1996 also reflected the investment of approximately $15 million in a retirement trust included in "other long-term investments," funded by proceeds from the sale of certain securities formerly held in a corporate portfolio.

      As discussed in Note 14 of Notes to Financial Statements, the Company's $259 million consolidated investment in mortgage loans as of December 31, 1996 is characterized by a broad geographical distribution. The Company invests principally in commercial mortgages which comprise substantially all of the total investment in mortgages at December 31, 1996. Commercial mortgage investments are generally made with a loan-to-value ratio not in excess of 75% and emphasize fully occupied general purpose retail, office and industrial real estate having broad user appeal on a diversified national basis. Investment in real estate is limited typically to selected commercial real estate which is substantially pre-leased or where the prospects of finding a user upon completion are unusually attractive.

   As of December 31, 1996 and 1995, consolidated invested assets included $23 million and $18 million book value of real estate acquired through foreclosure, respectively. Consolidated net investment income includes net earnings of approximately $800 thousand and $1 million in 1996 and 1995, respectively, relating to such properties. It is the Company's general policy to determine the estimated net realizable value of foreclosed real estate based upon appraisals relating to the underlying mortgage loans which are continually reviewed and/or updated by management based upon market conditions furnished by third party property managers or brokers. The Company maintains reserves so that these assets are carried at the lower of cost or estimated net realizable value. Based on current evaluation of real estate properties held as a result of foreclosure and anticipated continuation of the Company's policies relating to disposal of such properties, the retention of these properties until disposal at terms believed to reflect their estimated net realizable values is not anticipated to result in a material adverse impact upon consolidated net investment income or the liquidity of the Company.

   Net cash flows used by consolidated financing activities amounted to $142 million in 1996 versus net cash provided by financing activities of $96 million in 1995, reflecting a variance of $200 million from policyholder account balance activity included therein. The primary causes of this variance were the decline in single premium deferred annuity deposits and the impact of increased annuity surrenders in 1996 as previously discussed. The reduced level of cash flows from financing activities in 1995 as compared to 1994 reflected a smaller increase in policyholder account balances, primarily attributed to the reduced level of individual annuity sales.

   The increase  in notes  payable for  1996 includes $50 million of short term bank borrowings  relating to  the June  1996 redemption  and refinancing of the
Company's $50 million issue of 9.15% notes due 1999. This borrowing was partially offset by application of a portion of parent company cash flows, as discussed earlier, to repay approximately $4 million of short term borrowings. Cash flows from financing activities for 1995 reflect a $26 million increase in notes payable relating to parent company working capital requirements as discussed above.

   As of December 31, 1996, the Company had lines of credit with four banks amounting to $53 million, all of which was unused. However, at that date, the Company had outstanding short-term borrowings with four banks, negotiated independently of such lines to take advantage of more favorable available interest rates, in the aggregate amount of $69 million. The Company's short term borrowings also include $150 million outstanding under a revolving credit agreement with The Bank of New York (as agent) and $50 million outstanding under a revolving credit agreement with Chase Manhattan Bank. The Bank of New York credit agreement, which was renewed in April 1996, provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million. All borrowings under the revolving credit agreement must mature no later than April 10, 1999. The Chase Manhattan Bank revolving credit agreement expires in February 1999 and provides for borrowings up to $100 million. The Company's short term borrowings are utilized primarily for working capital requirements.



Capital Resources


   Long term debt at December 31, 1996 includes a $150 million non-callable issue of 6.75% Notes due 1998 and a $150 million non-callable issue of 6.375% Notes due 2000, both issued in early 1993 under shelf registration statements. The Company has filed an additional shelf registration statement which, as of December 31, 1996, permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder.

   While it is currently anticipated that the major portion of the long term debt will be repaid using the net proceeds of debt and/or equity or combination securities to be issued at future dates, determination of the timing and amount of such repayments and securities issues will be dependent upon future market conditions, future cash flows, and other unforeseen circumstances.

  For the years ended December 31, 1996, 1995 and 1994, respectively, consolidated interest expense amounted to $39 million, $40 million, and $36 million. The 1996 reduction in interest expense resulted from the refinancing of the Company's 9.15% Notes, in June, utilizing $50 million of short term bank borrowings under a revolving credit agreement. The 1995 increase in interest expense came primarily from higher interest rates applicable to the Company's short term borrowings, and also reflected the $26 million increase in notes payable related to parent company working capital requirements as previously discussed.

  Dividends paid on the Company's outstanding stock issues for 1996, 1995, and 1994, respectively, were $33 million, $31 million, and $29 million, substantially all relating to common stock. The increases in these dividends reflected increases in common stock dividends per share from 84 cents in 1994 to 91 cents in 1995 and to 95 cents in 1996.

  As discussed in Note 13 of Notes to Financial Statements, the Company has outstanding Standby Letters of Credit with three banks representing contingent obligations to fund various trusts established in connection with certain employment contracts of management employees and retirement plans in the event of a Change in Control (as defined in the trust agreements), totalling $122 million, and the parent company has guaranteed certain obligations of its subsidiaries.



Results of Operations

     1996 Compared to 1995


     For the year ended December 31, 1996, net income amounted to $76.0 million versus $105.4 million for 1995.

     Net income for 1996 reflects a $49.6 million pre-tax charge taken during the second quarter, equivalent to $32.3 million on an after-tax basis, to recognize revised assumptions reflecting current experience on the Company's traditional indemnity group major medical and related products as discussed in
Note 2 of Notes to Financial Statements. The Company's group insurance product lines are discussed further below.

     Net income for 1996 also includes net capital losses with an after-tax impact of $3.2 million, while 1995 net income included net capital gains with an after-tax impact of $4.2 million. The 1996 capital losses relate primarily to a program in which the Company selectively sold lower-yielding and non-performing investments, allowing the recapture of approximately $17 million in previously paid capital gains taxes under tax carryback rules and permitting the investment of proceeds in accordance with current asset/liability management strategies. The 1995 net capital gains reflect disposal of several fixed maturity investments pursuant to tender offers of the respective issuers, as well as certain redemptions as discussed under "Financial Condition".

     Capital gains and losses during 1996 reflect disposals of non-performing securities with adjusted cost of approximately $2 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $17 million. Capital gains and losses during 1995 reflect disposals of non-performing securities with adjusted cost of approximately $26 million, as well as several real estate properties that were acquired through foreclosure, with aggregate cost of approximately $24 million. Since reserves had been previously recorded to recognize the major portion of the reduction in value of these investments, these disposals did not have a material impact on current reported results.

     Excluding the charge relating to traditional indemnity group major medical products, and capital gains and losses as discussed above, consolidated after-tax income amounted to $111.5 million for 1996 versus $101.3 million for 1995. On a similar basis, after-tax income of the life insurance subsidiaries other than the aforementioned items was $154.7 million versus $141.9 million. Also on a similar basis, after-tax corporate charges (including the operating results of the Company's servicing units) amounted to $43.2 million in 1996 versus $40.6 million for 1995, resulting in a negative comparative impact of $2.6 million on after-tax consolidated results.

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

     Before capital gains and losses and the pre-tax charge of $49.6 million discussed above, the life insurance subsidiaries reported a pre-tax profit of $235.9 million for 1996 versus $215.0 million in 1995. This comparison of results benefited from an increase of $7.6 million in pre-tax profits from the individual life insurance and annuity product line, which accounts for the major portion of the life insurance subsidiaries' pre-tax income. Other product lines include group life and health insurance, sold principally through employers and associations, and credit life and disability products which are sold primarily to customers of financial institutions.

     Apart from the impact of the charge discussed above, results from traditional indemnity and related products for the second, third, and fourth quarters of 1996 were approximately at a break-even level. With the curtailment of losses from traditional indemnity products and actions taken to move from traditional indemnity major medical products to current generation group products, pre-tax results of operations from the Employer/Association Group lines had a favorable impact of $8.8 million on the latter comparison.

     A discussion of the Company's various product lines, excluding the impact of the previously discussed charge for traditional indemnity major medical and related business and capital gains and losses, follows.

     Individual life and annuity pre-tax profits, including income attributable to capital and surplus, amounted to $213.7 million for 1996 versus $206.1 million for 1995. The increase of $7.6 million or 4% came primarily from greater gains from investment income, reflecting reductions in rates of interest credited on interest sensitive policies in force as well as an increased base of individual life insurance business. Gains from investment income are affected by changes in rates of return available to the Company on portfolio investments, and adjustments that may be made by the Company on credited rates of interest for certain contracts, as discussed below. Mortality experience was favorable in 1996 and contributed to the overall pre-tax profit reported for the year, but this contribution was to a lesser degree than in 1995.

     Written premiums from credit life insurance products increased from $74 million in 1995 to $82 million in 1996, reflecting increased sales through financial institutions. Pre-tax profits on credit insurance products are anticipated to be realized when currently written premiums are earned in future periods rather than during the period of sale. A pre-tax profit of $2.0 million was reported for credit life insurance coverages for 1996, versus $907 thousand in 1995. The positive variance reflected an increased base of earned premiums and more favorable mortality experience in 1996. It should be noted that credit life insurance coverages are often sold in conjunction with credit disability insurance and/or other credit-related products.

     Written premiums on credit disability products increased from $75 million in 1995 to $82 million in 1996. Pre-tax income from credit disability products amounted to $7.6 million in 1996, versus $6.9 million in 1995, reflecting an increased base of earned premiums as well as more favorable claims experience during 1996.

     The Company's group health insurance lines include employer/association group health insurance, mortgage disability insurance, and specialty group health and disability products.

     Historically, the majority of the Company's employer/association group insurance premium revenues were derived from indemnity major medical coverages, which were often sold together with group life insurance. A change in market emphasis toward managed care products resulted both in a reduction of new sales of the Company's indemnity major medical products and an erosion of business in force over the past several years. The Company has taken a number of actions to adapt to the changing market conditions, including refinement of "ancillary" group products such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines. Additionally, the Company has introduced new managed care products in several states (using provider networks made available through unrelated companies).

     As indicated  in Note  2 of  Notes to  Financial Statements,  the  Company
discontinued new sales of traditional indemnity major medical products in January 1996 and subsequently recorded a charge as noted above to recognize revised assumptions on the discontinued business. The "continuing" employer/association group business consists of long-term disability, accidental death and dismemberment, dental, standalone life, association group life and health, and managed care major medical coverages. Premiums from these "continuing" products constitute more than 75% of total employer/association group premiums for the second, third, and fourth quarters of 1996.

     The employer/association group health line reported a $1.1 million pre-tax profit for 1996, comprised of a first quarter pre-tax loss of $1.5 million and a pre-tax profit of $2.6 million for the second, third, and fourth quarters (before the charge discussed above). The latter profit reflects the contribution of continuing products included in this line. Pre-tax losses on this line for 1995 were $5.2 million, reflecting experience on the now-discontinued traditional indemnity products as well as expense charges of approximately $1 million related to the closing of a claims office.

     Premium revenues on employer/association group health insurance products amounted to $359 million in 1996 versus $358 million in 1995. Although, as anticipated, a high level of terminations from the discontinued products negatively impacted revenues, overall revenues approximated year-ago levels as a result of an increased contribution from non-major medical and managed care products.

     The other group health and disability coverages reported a pre-tax profit of $708 thousand for 1996, versus $166 thousand for 1995, with the favorable variance primarily attributed to improved results from specialty group health and disability products marketed through retailers and financial institutions.

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

     The employer/association group life line reported a pre-tax profit of $7.6 million for 1996, versus $5.1 million in 1995, reflecting the increased profit contribution from continuing products included in this line. Premium revenues for this line were $124 million in 1996 versus $121 million in 1995.

     The other group life insurance lines reported a pre-tax profit of $2.3 million for 1996, versus $656 thousand for 1995, with the favorable variance reflecting improved experience on group mortgage life insurance coverages.

     Total revenues of the life insurance subsidiaries in 1996 amounted to $1.78 billion, an increase of $61 million or 4% over 1995, reflecting increases of $50 million (or 4%) and $14 million (or 3%) in premiums and considerations and net investment income, respectively.

     The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the credit life and disability lines.

     Premiums and other considerations from individual life insurance and annuity products amounted to $519 million in 1996, compared to $487 million in 1995, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force life insurance business. This increase was accompanied by greater written premiums on credit insurance products, reflecting increased sales through financial institution sources of business as noted above.

     The $14 million increase in net investment income of the life insurance subsidiaries reflected a larger investment base in 1996. The pre-tax annual yield on invested assets was 7.92% in 1996 versus 7.93% in 1995. Redemptions of securities during 1996 totalled $124 million (at cost). These redemptions, and an intentional shortening of maturities on investments associated with individual annuity contracts in anticipation of annuities nearing the end of their surrender charge period, both had a negative impact on overall portfolio yield. However, this impact was essentially offset by reinvestment of proceeds from disposals of lower-yielding and non-performing investments as discussed above.

     The Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Recent rate actions are discussed below.

     Total benefits and expenses of the life insurance subsidiaries increased $101 million versus 1995, to $1.597 billion, reflecting the impact of the $49.6 million charge relating to traditional indemnity group major medical products as previously discussed. Excluding this charge, total benefits and expenses increased $52 million or 3%.

     Benefits to policyholders and beneficiaries amounted to $773 million in 1996. The $58 million increase versus 1995 reflects the inclusion of $12 million in the 1996 amount relating to the aforementioned charge. The remainder of the increase is attributed primarily to greater volume of individual life insurance and credit life and disability insurance products.

     Interest credited to policyholder account balances amounted to $200 million in 1996, versus $210 million in 1995. As noted under "Financial Condition", the decrease reflects surrenders of single premium deferred annuities that reached the end of their surrender charge period in 1996 as well as reductions in rates of interest credited on interest sensitive contracts.

     Interest rates credited on the Company's deferred annuity contracts, exclusive of first year bonuses on certain products, typically ranged from 4-3/4% to 5-1/2% during 1995, depending on type of contract and period of issue. During the year 1995, the Company implemented a series of rate reductions on newly issued annuities together with credited rate reductions on renewing contracts. As a result of actions taken during the fourth quarter of 1995 affecting the major portion of the Company's deferred annuities in force, credited rate reductions of 25 to 50 basis points were implemented on January 1, 1996 for calendar year contracts and on policy anniversary dates during 1996 for other contracts. Interest rates credited on these contracts during 1996 typically ranged from 4-1/4% to 5-1/2%.

     Interest rates credited on the Company's universal life insurance contracts typically ranged from 5-3/4% to 7% during 1995. Reductions in credited interest rates, generally amounting to 25 basis points, were implemented during the third quarter of 1995 with respect to the major portion of the Company's universal life insurance policies in force as well as certain newly issued policies. Additional rate reductions of 25 to 50 basis points were implemented during the first quarter of 1996. Following these actions, current credited rates on the Company's universal life insurance contracts generally range from 5-1/4% to 6-1/2%.

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

     An increase in future policy benefits of $96 million was recorded for 1996, versus $112 million for 1995. The decrease reflected various factors including reduced sales of single premium immediate annuities during 1996 as discussed under "Financial Condition".

     Amortization of deferred policy acquisition costs was $207 million for 1996, versus $162 million for 1995, with the $45 million increase primarily attributed to inclusion of $37 million in the 1996 amount relating to the aforementioned charge for traditional indemnity products. The remainder of the increase reflects factors including the greater volume of individual life insurance and credit insurance business during 1996.

     Aggregate commissions, general expenses, and insurance taxes and licenses increased from $293 million in 1995 to $318 million in 1996. The $25 million increase is primarily associated with the 1996 increase in credit insurance written premiums and increased volume on individual life insurance and credit insurance related products.

     At December 31, 1996, consolidated invested assets included approximately $238 million (at fair value) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 3% of consolidated total assets at that date. See Note 3 of Notes to Financial Statements for further information. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.




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

     A pre-tax profit of approximately $900 thousand was reported for credit life insurance coverages for 1995, versus $1.1 million in 1994. The negative variance of $200 thousand came primarily from somewhat less favorable mortality experience during 1995. Written premiums from credit life insurance products increased $8.0 million or 12% versus 1994.

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

     The Company's group health insurance lines of business reported a pre-tax loss of approximately $5 million for 1995 versus a pre-tax profit of $6 million for 1994. The negative variance of $11 million was primarily attributed to the employer/association group health insurance line, which reported a pre-tax loss of $5.2 million for 1995 versus a pre-tax profit of $5.6 million a year earlier.

     Premium revenues on employer/association group health insurance products declined from $397 million in 1994 to $358 million in 1995, with the decline primarily attributed to traditional indemnity major medical cases associated with a shift in market emphasis toward managed care products. This change in market emphasis resulted both in a reduction of new sales of the Company's indemnity major medical products as well as erosion of business in force, over a period of several years.

     Although a significant portion of the Company's 1995 major medical sales came from managed care products, historically the majority of its group insurance premium revenues were derived from indemnity major medical coverages. As a result, about 60% of employer/association group health and disability premium in force at year end 1995 related to traditional indemnity products.

     The Company took a number of actions to address the decline in revenues, including refinement of "ancillary" group products such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines, and introduced new managed care products in several states (using provider networks made available through unrelated companies).

     The Company also initiated expense reduction measures to alleviate the impact of reduced group health revenues. Despite these measures, the revenue decline outpaced reductions in overhead and other expenses during 1995. This revenue shortfall, together with expense charges of approximately $1 million related to the closing of a claims office, resulted in the reported pre-tax loss for 1995. The claims office closing represented the substantial completion of a program to consolidate these offices in order to achieve future economies.

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

     Net investment income of the life insurance subsidiaries increased $27 million, as noted above, reflecting a larger investment base in 1995. The pre-tax annual yield was 7.93% in 1995 versus 7.92% in 1994.

     The Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Credited rate actions are discussed below.

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

     Interest rates credited on the Company's deferred annuity contracts, exclusive of first year bonuses on certain products, typically ranged from 4-1/2% to 4-3/4% during 1994. Giving effect to the late 1994 rate actions, the rates credited on these contracts as of January 1, 1995 and during 1995 (on a similar basis) typically ranged from 4-3/4% to 5-1/2%, with a weighted average (based on account value) of about 5%. In 1995, a series of reductions in interest rates offered on newly issued deferred annuity contracts were implemented, together with various adjustments of credited interest rates on renewing contracts.

     Interest rates credited on the Company's universal life insurance contracts typically ranged from 6% to 7% during 1994 and during the first half of 1995. Reductions in credited rates, generally amounting to 25 basis points, were implemented during the third and fourth quarters of 1995 with respect to the major portion of the Company's universal life insurance policies in force as well as substantially all of its currently offered universal life insurance policies. Further credited rate reductions of 25 to 50 basis points were implemented on January 1, 1996. As a result of these actions, credited rates on the Company's universal life insurance contracts generally ranged from 5-1/4% to 6-3/4% commencing January 1, 1996.

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


Information Concerning Forward-Looking Statements

     Certain of the statements contained in this Annual Report may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements concerning the Company's belief with respect to the possible effect of certain legal proceedings on its financial position or results of operations and other statements as to management's expectations and belief presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are made based upon management's current expectations and belief concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; customer responsiveness to both new products and distribution channels; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting the Company's financial condition and results of operations, in connection with its preparation of management's discussion and analysis of financial condition and results of operations contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this Annual Report in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Annual Report, in any of the Company's public filings or press releases or in any oral statements made by the Company or any of its officers or other persons acting on its behalf. By means of this cautionary note, the Company intends to avail itself of the safe harbor from liability with respect to forward-looking statements that is provided by Section 27A and Section 21E referred to above.

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

                                                                Year Ended December 31
                       __________________________________________________________________________________________________________
                              1996                   1995                  1994                 1993                 1992
                       ___________________  _____________________  ____________________  ___________________  ___________________
                                    Income              Income                 Income                Income               Income
                         Total      Before     Total    Before       Total     Before      Total     Before      Total    Before
                         Income     Taxes      Income   Taxes        Income    Taxes       Income    Taxes       Income  Taxes (a)
                         ______    ________    ______   _______      ______    _______     ______    ________    ______  ________
                                                                 (Amounts in Thousands)
Life Insurance........ $1,778,616  $181,325  $1,717,519  $221,455  $1,629,968  $203,424  $1,583,197 $206,011  $1,514,233 $159,301
Realty and
 Securities Investment     13,971      (383)     10,184      (321)     12,254      (214)     10,622   (2,542)     11,149      (59)
Corporate Services (b)     13,522   (65,137)     11,849   (61,209)      8,965   (56,213)      6,219  (51,898)      4,070  (54,905)
                       __________  ________  __________  ________  __________  ________  __________ ________  __________ ________
  Consolidated........ $1,806,109  $115,805  $1,739,552  $159,925  $1,651,187  $146,997  $1,600,038 $151,571  $1,529,452 $104,337
                       ==========  ========  ==========  ========  ==========  ========  ========== ========  ========== ========


_____________________

     (a) Before cumulative effect of accounting change relating to postretirement benefits other than pensions.

     (b) Reflects corporate interest expense and overhead. Also includes operations of USLIFE Systems Corporation, USLIFE Insurance Services Corporation, USLIFE Agency Services, Inc., and USLIFE Financial Institution Marketing Group, Inc., as well as consolidating adjustments.

Total income and income before taxes for the product groups included in the Life Insurance segment are shown in Note 2 of Notes to Financial Statements.




Life Insurance

  General

     In 1996, USLIFE's life insurance business was conducted by four operating life insurance subsidiaries (the "Life Insurance Subsidiaries"): The United States Life Insurance Company In The City of New York ("United States Life"), All American Life Insurance Company ("All American Life"), The Old Line Life Insurance Company of America ("Old Line Life"), and USLIFE Credit Life Insurance Company ("USLIFE Credit Life").

     The Life Insurance Subsidiaries are all domestic stock insurance corporations with strong regional identifications. United States Life is the oldest stock life insurance company in America, having been incorporated in New York in February, 1850. While authorized to do business in all fifty states and the District of Columbia, its business is heavily concentrated in New York and adjacent eastern states. All American Life was incorporated in Illinois in 1950, and is licensed to do business in all states, except New York, and in the District of Columbia. Approximately 40% of its business in 1996 was derived from the central and southwestern regions of the United States. Old Line Life, incorporated in Wisconsin in 1910, is authorized to do business in all states, except New York, and in the District of Columbia; its business is concentrated heavily in Wisconsin, California, New Jersey and the north central region of the United States. USLIFE Credit Life, whose predecessors date from 1890, derives most of its business from its home state of Illinois and other midwestern and northwestern states.


  Types of Insurance Written

     The Life Insurance Subsidiaries offer a broad portfolio of individual life insurance and annuity policies. Also, through United States Life, part of the sales forces of the Life Insurance Subsidiaries offer group life and health insurance policies with particular emphasis on small groups. Group life and health insurance policies are also offered to associations. Several of the Life Insurance Subsidiaries also offer products designed for funding pension, profit-sharing and other qualified plans. In addition, through USLIFE Equity Sales Corp., securities products are available for the noninsurance portion of these plans. Credit insurance is offered principally through USLIFE Credit Life.

     Individual life policies are offered by all of the Life Insurance Subsidiaries, except USLIFE Credit Life, on a non-participating and participating basis. Participating insurance is insurance whereby the policyholder is entitled to receive policy dividends reflecting the difference between the premium charged and actual experience, the premium being calculated to provide a margin over the anticipated cost of insurance protection. On December 31, 1996, 7% of individual life insurance in force was participating and premiums on participating policies represented 12% of individual life insurance premium income in 1996. See "Participating Policies" in Note 1 of Notes to Financial Statements. All group business, other than credit life insurance, is on a non-participating basis but approximately 15% of such business is subject to experience ratings under which the policyholder may receive refund credits depending on experience. Substantially all of the credit life insurance in force is non-participating.


  Development

     The following tabulations set forth the classes of life insurance in force at December 31, and the amount of new life insurance paid for and premium income in each of the years 1992 through 1996.

                                              1996           1995           1994           1993           1992
                                              ____           ____           ____           ____           ____
                                                                  (Amounts in Thousands)
Life Insurance in Force at December 31:
  Individual life......................   $110,877,717   $ 99,466,568   $ 85,884,409   $ 75,850,909  $ 70,215,988
  Credit life..........................      9,424,011      8,935,598      8,401,213      7,905,294     8,124,861
  Group life...........................     36,474,822     32,470,190     30,595,715     26,793,165    25,621,722
  Reinsurance assumed(a)...............     21,199,565     18,765,435     16,800,790     14,462,410    11,037,473
                                          ____________   ____________   ____________   ____________  ____________
       Total in force (a)(b)...........   $177,976,115   $159,637,791   $141,682,127   $125,011,778  $115,000,044
                                          ============   ============   ============   ============  ============

New Life Insurance:
  Individual life......................   $ 23,508,557   $ 24,286,963   $ 19,875,925   $ 15,094,027  $ 13,842,145
  Credit life..........................      5,856,429      5,816,836      5,517,215      4,698,246     3,327,816
  Group life...........................      5,456,182      4,308,945      2,739,075      2,474,122     2,433,088
                                          ____________   ____________   ____________   ____________  ____________
   Total direct new business written...     34,821,168     34,412,744     28,132,215     22,266,395    19,603,049
  Reinsurance assumed..................              -            355        111,630          5,060         3,644
                                          ____________   ____________   ____________   ____________  ____________
               Total new business......   $ 34,821,168   $ 34,413,099   $ 28,243,845   $ 22,271,455  $ 19,606,693
                                          ============   ============   ============   ============  ============

                                              1996           1995           1994           1993           1992
                                              ____           ____           ____           ____           ____

                                                                  (Amounts in Thousands)
Premium Income:
  Life Insurance:
       Individual(c)...................   $    303,185   $    274,623   $    243,817    $   220,686   $   207,822
       Credit life.....................         82,477         74,308         66,269         56,778        53,555
       Group life......................        197,351        193,069        185,482        178,302       165,897
                                          ____________   ____________   ____________    ___________   ___________
           Total life..................        583,013        542,000        495,568        455,766       427,274
                                          ____________   ____________   ____________    ___________   ___________
  Health Insurance:
       Credit disability...............         81,518         75,165         66,423         55,040        52,099
       Group health....................        375,366        375,265        406,688        438,075       452,306
       Other (d).......................            579            767          1,024          1,302         1,308
                                          ____________   ____________   ____________    ___________   ___________
           Total health................        457,463        451,197        474,135        494,417       505,713
                                          ____________   ____________   ____________    ___________   ___________
               Total premium income....   $  1,040,476   $    993,197   $    969,703    $   950,183   $   932,987
                                          ============   ============   ============    ===========   ===========

_______

     (a) Substantially all of the reinsurance assumed represents Servicemen's Group Life Insurance and Federal Employees' Group Life Insurance.

     (b) Includes ceded reinsurance of approximately $8.0 billion at the end of 1992, $7.5 billion at the end of 1993, $7.8 billion at the end of 1994, $9.3 billion at the end of 1995, and $14.3 billion at the end of 1996.

     (c) Under the method of accounting required by Statement No. 97 of the Financial Accounting Standards Board for universal life-type products and certain annuity contracts, including the Company's deferred annuity products, premium receipts are not recorded as revenues and, consequently, are excluded from the premium income data presented herein. See Note 1 of Notes to Financial Statements for further information.

     (d) Includes individual health policies issued upon conversion of group health coverages.


  Additions and Terminations

     There follows a tabulation of the Life Insurance Subsidiaries' additions and terminations by cause for both individual and group and credit life for the three years ended December 31, 1996:

                                                   Individual                            Group and Credit
                                     _______________________________________   ______________________________________

                                              Year Ended December 31                    Year Ended December 31
                                     _______________________________________   ______________________________________

                                         1996          1995          1994          1996          1995          1994
                                         ____          ____          ____          ____          ____          ____

                                                                   (Amounts in Thousands)
In force, January 1...............   $ 99,513,448   $85,925,752   $75,885,903   $60,124,343   $55,756,375   $49,125,875
                                     ____________   ___________   ___________   ___________   ___________   ___________
   Issued.........................     23,492,498    24,271,424    19,859,084    11,312,611    10,125,781     8,256,290
   Reinsurance assumed............              -           355        11,545             -             -       100,085
   Revived........................        169,197       186,713       142,934         3,404         1,491             -
   Additions by dividend..........         16,059        15,539        16,841             -             -             -
   Increase, net..................              -             -             -             -             -     1,846,201
                                     ____________   ___________   ___________   ___________   ___________   ___________
            Total.................     23,677,754    24,474,031    20,030,404    11,316,015    10,127,272    10,202,576
                                     ____________   ___________   ___________   ___________   ___________   ___________
Terminated by:
   Death..........................        231,538       206,378       189,130       182,660       174,817       164,735
   Maturity.......................          2,231         2,238         2,403             -             -             -
   Expiry.........................         43,186        52,654        66,936     1,023,716     1,411,915     1,486,517
   Surrender......................      1,530,281     1,524,627     1,302,168         5,099         5,833         2,887
   Lapse..........................      9,220,829     7,722,925     6,946,802     2,301,292     2,769,018     1,917,937
   Conversion.....................        990,499     1,061,801     1,060,175             -             -             -
   Decrease, net..................        287,145       315,712       422,941       836,969     1,397,721             -
                                     ____________   ____________  ___________   ___________   ___________   ___________
            Total.................     12,305,709    10,886,335     9,990,555     4,349,736     5,759,304     3,572,076
                                     ____________   ___________   ___________   ___________   ___________   ___________
Increase..........................     11,372,045    13,587,696    10,039,849     6,966,279     4,367,968     6,630,500
                                     ____________   ___________   ___________   ___________   ___________   ___________
In force, December 31.............   $110,885,493   $99,513,448   $85,925,752   $67,090,622   $60,124,343   $55,756,375
                                     ============   ===========   ===========   ===========   ===========   ===========


Individual Life Insurance and Annuities


     For the last three years, premiums and considerations and income before taxes (including income from capital and surplus) for the Individual Life Insurance and Annuity product line were as follows:

                                                   1996         1995         1994
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
   Premiums and considerations.................  $ 518,826    $ 486,518     $ 434,240
                                                 =========    =========     =========

   Pre-tax income:
    Before capital gains and losses............  $ 213,721    $ 206,113     $ 186,274
    Capital gains (losses).....................     (3,172)       9,759        (3,217)
                                                 _________    _________     _________
    Total......................................  $ 210,549    $ 215,872     $ 183,057
                                                 =========    =========     =========


     Universal life insurance represents approximately 33%, 34% and 36% of total individual life insurance in force at December 31, 1996, 1995 and 1994, respectively. Universal life insurance policies permit the policyholder to vary the timing and amount of premium payments, within contractual limits. Premium payments under these policies are credited to the policyholder's account balance, from which amounts are assessed for risk and administrative charges. These charges are subject to periodic adjustment by the Company. Interest is credited to the policyholder's account balance at rates which are subject to periodic adjustment by the Company.

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

     The individual  annuities that  have  been  sold  by  the  Life  Insurance
Subsidiaries are primarily single premium deferred annuity contracts that provide fixed interest rates which can be adjusted by the Company either on a calendar year or contract anniversary basis. Profitability of these products is primarily dependent on the Company's ability to earn a spread between the income on investments supporting these contracts and the rates of interest credited to the policyholders. These annuities are offered through financial institutions as well as general agencies who also offer life insurance products. Total policyholder account balances for the Company's individual single premium deferred annuities were $1.5 billion, $1.8 billion and $1.8 billion at December 31, 1996, 1995 and 1994, respectively. Gross deposits for single premium annuities amounted to $22 million, $94 million and $245 million in 1996, 1995 and 1994, respectively.

     The decline in individual annuity gross deposits subsequent to 1994 resulted from various factors including the negative impact on sales of declining interest rates offered on these contracts.

     The 1996 decline in face value of individual life insurance policies sold came primarily from decreases in sales of both universal life insurance products and term insurance products, for which new annualized premiums declined 12% and 11%, respectively, versus 1995. The universal life sales decrease reflected factors including competition from alternative investments resulting from the combination of a strong equity market and a relatively low interest rate environment, coupled with a disruptive impact on sales arising from the adoption, in certain states, of new model regulations covering illustration of these policies. The term insurance sales decline is associated with various factors including a transition to new products in response to competitive developments and the restructuring of an independent marketing organization specializing in these products. Future sales results for the Company's individual life insurance products will depend upon factors including market acceptance of its product portfolio, competition for investment funds by other insurers and alternative investments, and public perception of financial strength of the Life Insurance Subsidiaries. The 1995 increase in face value of individual insurance issued came primarily from increased term insurance sales. Sales of universal life insurance and traditional permanent life insurance also increased in 1995 as compared to the preceding year. The face amount of individual life insurance terminated, in the aggregate, by lapse and surrender amounted to $10.8 billion, $9.2 billion, and $8.2 billion in 1996, 1995 and 1994, respectively. The relative consistency of these terminations as a percentage of beginning of year in-force business reflected a continuation of favorable persistency experience.

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


Credit Life and Disability Insurance

     For the last three years, premiums and income before taxes for the Credit Life and Disability product lines were as follows:

                                                   1996         1995         1994
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
   Premium income:
    Credit life................................  $  82,477    $  74,308     $  66,269
    Credit disability..........................     81,518       75,165        66,423
                                                 _________    _________     _________
    Total......................................  $ 163,995    $ 149,473     $ 132,692
                                                 =========    =========     =========
   Pre-tax income, before capital gains
    and losses:
      Credit life..............................  $   1,997    $     907     $   1,136
      Credit disability........................      7,612        6,883         5,230
   Capital gains...............................        138          353         1,099
                                                 _________    _________     _________
   Total.......................................  $   9,747    $   8,143     $   7,465
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


Group Life and Health Insurance

     For the last three years, premiums and income before taxes for the Group Life and Health product lines were as follows:


                                                   1996         1995         1994
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
   Premium income:
    Group life.................................  $ 197,351    $ 193,069     $ 185,482
    Group health...............................    375,366      375,265       406,688
                                                 _________    _________     _________
    Total......................................  $ 572,717    $ 568,334     $ 592,170
                                                 =========    =========     =========
   Pre-tax income (loss), before capital gains
    and losses:
      Group life...............................  $   3,791    $   5,775     $   5,519
      Group health.............................    (41,640)      (5,031)        5,866
   Capital gains (losses)......................     (1,899)      (3,698)          774
                                                 _________    _________     _________
   Total.......................................  $ (39,748)   $  (2,954)    $  12,159
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

     During 1996, the Company recorded a pre-tax charge of $49.6 million to recognize revised assumptions reflecting current experience on its traditional indemnity group major medical and related products, including group life insurance cases sold in tandem with these major medical policies. The impact of this charge on 1996 pre-tax results of the Group Life and Group Health lines was $6.2 million and $43.4 million, respectively.

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

     Historically, the majority of the Company's employer / association group insurance premium revenues were derived from indemnity major medical coverages, which were often sold together with group life insurance. A change in market emphasis toward managed care products resulted both in a reduction of new sales of the Company's indemnity major medical products and an erosion of business in force over several years. As a consequence, premium revenues on employer / association group health insurance products declined from $397 million in 1994 to $358 million in 1995. Despite expense reduction measures initiated by the Company to alleviate the impact of group health revenues, the revenue decline outpaced reductions in overhead and other expenses during 1995. This revenue shortfall, together with expense charges of approximately $1 million relating to the closing of a claims office, resulted in the reported pre-tax loss reported for 1995. The claims office closing represented the substantial completion of a program to consolidate these offices in order to achieve future economies.

     The Company has taken a number of actions to adapt to the changing market conditions, including refinement of "ancillary" group products such as long-term disability and dental insurance, with goals including an increase in the proportion of group business from non-major medical lines. Additionally, the Company has introduced new managed care products in several states (using provider networks made available through unrelated companies). As indicated in
Note 2 of Notes to Financial Statements, the Company discontinued new sales of traditional indemnity major medical products in January 1996 and subsequently recorded a charge of $49.6 million, as noted above, to recognize revised assumptions on the discontinued business. The "continuing" employer / association group business consists of long-term disability, accidental death and dismemberment, dental, standalone life, association group life and health, and managed care major medical coverages. Premiums from these "continuing" products amounted to approximately $300 million in the final three quarters of 1996, more than 75% of total employer / association group premiums for the portion of the year following the quarter when traditional indemnity major medical sales were discontinued.

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

     The fixed maturities portfolios of the Life Insurance Subsidiaries at December 31, 1996 were predominantly comprised of investment grade securities (based on ratings assigned by recognized rating agencies and insurance regulatory authorities). At December 31, 1996, invested assets of the Life Insurance Subsidiaries included approximately $223 million (adjusted cost) of less than investment grade fixed maturity securities, based on these ratings. The latter investments had an aggregate fair value of approximately $224 million as of December 31, 1996 and based on fair value, represent approximately 3% of total assets of the Life Insurance Subsidiaries at that date. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The results of operations of the Life Insurance Subsidiaries historically have not reflected a material adverse impact from retention of such securities. Certain bonds, representing less than one half of 1% of the total fixed maturities portfolio for the Life Insurance Subsidiaries, have defaulted in interest. Quality ratings of the fixed maturities portfolio of the Life Insurance Subsidiaries at December 31, 1996 with respect to each National Association of Insurance Commissioners ("NAIC") credit classification are as follows:

                    Fixed Maturities Available for Sale
     ________________________________________________________________

     NAIC Class                     Adjusted Cost        Fair Value
     ___________                    _____________       ____________

                                         (Amounts in Thousands)

          1.......................   $3,438,199           $3,556,532
          2.......................    1,994,092            2,065,274
                                     __________           __________

     Total investment grade.......    5,432,291            5,621,806
                                     __________           __________

          3.......................      198,105              199,394
          4.......................       17,487               15,979
          5.......................        4,510                4,159
          6.......................        3,349                4,141
                                     __________           __________

     Total non-investment grade...      223,451              223,673

                                     __________           __________

     Total........................   $5,655,742           $5,845,479
                                     ==========           ==========

     The mortgage portfolio of the Life Insurance Subsidiaries at December 31, 1996 had an aggregate principal amount of approximately $260 million and consisted of approximately 250 loans. The mortgage portfolio is characterized by a broad geographical distribution, with approximately 5% of total book value at December 31, 1996 relating to the New England region of the United States, 18% from the middle-Atlantic states, 20% from the north-central states, 18% from the south-Atlantic states, 13% from the south-central states, 10% from the mountain states, and 16% from the Pacific states. Based on book value, approximately 34% of these mortgage loans at that date are secured by office buildings, 20% by industrial / warehouse properties, 35% retail, and the remainder secured by apartments, one to four family residential, hotel / motel, medically oriented, or other specialty properties. At December 31, 1996, the average principal balance of mortgage loans contained in the portfolio was $1 million, with a weighted average yield of 9.4% on principal balance. The average maturity was approximately 7 years. The largest principal balance of any single mortgage loan at that date was $10 million. The Company regards delinquent mortgage loans to be those on which interest due is unpaid for 60 days or more or the loan is in foreclosure. The book value of delinquent mortgage loans amounted to approximately 0.3% and 1.8% of the mortgage loan portfolio at December 31, 1996 and 1995, respectively. On December 31, 1996 property held as a result of foreclosure of loans amounted to $23 million.

     The Company's management of the investment portfolios of the Life Insurance Subsidiaries includes identification and evaluation of holdings which are non-performing or have otherwise indicated performance which could imperil future investment income or recovery of invested amounts. Securities with a reduction in value determined to be other than temporary are adjusted to net realizable value through income statement charges. Mortgage loans that are more than 60 days delinquent or in foreclosure are carried at the lower of amortized cost or estimated net realizable value of the underlying collateral. Adjustments to cost for mortgage loans, real estate, and other investments with other than temporary reductions in value are also recognized by income statement charges which are included in realized gains and losses.

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
   December 31       Cash       Assets        Total       Income(2)     Assets(3)     (Losses)
   ___________       ____      ________       _____      __________     _________   ___________

                                             (Dollar Amounts in Thousands)
1996..........     $13,915    $6,330,701    $6,344,616     $489,387         7.92%      $(4,915)
1995..........      51,444     6,204,247     6,255,691      475,839         7.93         6,413
1994..........      38,789     5,934,178     5,972,967      448,712         7.92        (1,322)

________

     (1) Does  not include  adjustments for  net unrealized gains and losses on
securities.   See Notes  1 and  3 of  Notes to Financial Statements for further information.

     (2) Net investment income is after deduction of investment expenses but before realized capital gains or losses and federal income taxes.

     (3) Calculated on the basis of a formula prescribed by the NAIC which computes the yield on the mean asset values during the year.


     The Company's liability for policyholder account balances, amounting to $3.7 billion and $3.8 billion at December 31, 1996 and 1995, respectively, relates to interest sensitive life insurance and annuity contracts that are subject to periodic adjustment of credited interest rates by the Company. Credited interest rates for these products are determined by management based on factors including available market interest rates and portfolio rates of return, and accordingly are sensitive to changes in interest rates earned on the Company's investments and generally follow the pattern of yields on assets supporting the related liabilities. Credited rates of interest for these products are discussed in Management's Discussion and Analysis of "Results of Operations" herein. Traditional contracts (such as permanent and term insurance) are not subject to credited interest rate adjustments.

     As discussed under "Regulation" herein, the Life Insurance Subsidiaries have complied for statement years 1996, 1995 and 1994 with valuation actuary testing requirements, promulgated by the NAIC, which apply specified rules to assess the impact of various interest rate scenarios on the adequacy of assets to meet policyholder liabilities. These tests did not disclose any failure of the Company's assets to support its policy liabilities under the NAIC specified testing scenarios.


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


  Employees and Agents

     At December 31, 1996, the Life Insurance Subsidiaries had approximately 1,500 regular employees at their home and regional offices, and individual life insurance policies were sold principally through approximately 650 active general agencies located throughout the United States. As discussed below, services are also furnished to the Life Insurance Subsidiaries by the Company's Realty Investment, Securities Investment, and Corporate Services subsidiaries, and by USLIFE Corporation.

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

  Regulation

     The Life Insurance Subsidiaries are subject to regulation and supervision by the supervisory agency of each state or other jurisdiction in which they are licensed to do business. These supervisory agencies have broad administrative powers relating to the granting and revocation of licenses to transact business, the licensing of agents, the approval of policy forms, premium levels, the form and content of mandatory financial statements (see "Basis of Presentation" in Note 1 of Notes to Financial Statements), capital, surplus, reserve requirements and the types of investments which may be made. The NAIC has recommended certain regulatory reporting requirements for insurance companies, including "valuation actuary" and "risk-based capital" requirements. Under the valuation actuary requirement, the company must provide an actuary's certification of the adequacy of reserves for future liabilities, taking account of the assets that support them, under various possible economic scenarios. As indicated under "Asset / Liability Management; Investments and Investment Results," the Life Insurance Subsidiaries have satisfactorily complied with these requirements for statement years 1996, 1995 and 1994. The risk-based capital requirements require the company to demonstrate that capital and surplus meet or exceed formula-driven standards based on exposure to specific categories of risk. Companies that do not meet a standard of at least a 200% ratio of "Total Adjusted Capital" to "Authorized Control Level Risk-Based Capital," as defined by regulatory authorities, are identified as candidates for various levels of regulatory action, ranging from increased surveillance to state insurance department control. At December 31, 1996, each of the Life Insurance Subsidiaries had a risk-based capital ratio (as defined) in excess of the required ratio, as follows:

                                                   All         Old         United       USLIFE
                                                 American      Line        States       Credit
                                                   Life        Life         Life         Life
                                                 ________    ________     ________     ________
              December 31, 1996
               Ratio of Adjusted Capital
               to Authorized Control
               Level Risk-Based Capital.........   787%        759%         425%         389%


     The Life Insurance Subsidiaries have not experienced and do not anticipate an adverse impact on their operations as a consequence of the valuation actuary and risk-based capital requirements. As specified by the NAIC, Insurance Regulatory Information System ("IRIS") ratios of certain key statutory data are computed for the Life Insurance Subsidiaries on an annual basis. These ratios revealed no material exceptions for statement year 1996. The Life Insurance Subsidiaries may be required, under the solvency or guaranty laws of the various states in which they are licensed, to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. The Life Insurance Subsidiaries are required to file detailed reports with each supervisory agency, and their books and records are subject to examination by each. In accordance with the insurance codes in the states in which they are domiciled and the rules and practices of the NAIC, the Life Insurance Subsidiaries are examined periodically by examiners of the states in which they are domiciled and by representatives (on an "association" or "zone" basis) of the other states in which they are licensed to do business. All of the Life Insurance Subsidiaries have been examined at least as of December 31, 1990.

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

     Most states have enacted legislation or adopted administrative regulations covering such matters as the acquisition of control of insurance companies and transactions between insurance companies and the persons controlling them. The NAIC has recommended model legislation on these subjects which has been adopted, with variations, by many states. The nature and extent of the legislation and administrative regulations now in effect vary from state to state, and in most states they require administrative approval of the acquisition of control of an insurance company incorporated in the state, whether by tender offer, exchange of securities, merger or otherwise, and require the filing of detailed information regarding the acquiring parties and the plan of acquisition. Every insurance company which is authorized to do business in the state and is a member of an "insurance holding company system," other than a company incorporated in another state subject to substantially similar disclosure requirements and standards, is generally required to register as such with the insurance regulatory authorities and file periodic reports concerning its relationships with the insurance holding company and other affiliates of the holding company. Material transactions between registered insurance companies and members of the holding company system are required to be "fair and reasonable" and in some cases are subject to administrative approval, and the books, accounts and records of each party are required to be so maintained as to clearly and accurately disclose the precise nature and details of the transactions. Notice to or approval by regulatory authorities is frequently required for dividends paid by insurance companies, and their surplus following any dividend is required to be reasonable in relation to outstanding liabilities and adequate for financial needs. See Note 18 of Notes to Financial Statements for further information regarding dividends. Broad examination and enforcement powers are conferred on regulatory authorities. Each of the Life Insurance Subsidiaries is required to register as a member of an insurance holding company system with the insurance supervisory authorities in at least one state. USLIFE does not presently anticipate that legislation and regulation such as that described above will materially restrict its activities.

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


  Competition

     The insurance business is highly competitive, and there are approximately 1,700 stock and mutual companies some of which are larger than the Life
Insurance Subsidiaries (individually and in the aggregate). Although most insurance companies are stock companies, mutual companies account for about 35% of the life insurance in force in the United States and hold a similar percentage of the admitted assets. The Life Insurance Subsidiaries believe that their premium rates and policies are generally competitive with those of other life insurance companies.

     If the aggregate volume of insurance in force of the Life Insurance Subsidiaries were considered to be that of one company, such company would have ranked 18th among the companies listed in surveys contained in the July 8, 1996 edition of the National Underwriter, Life and Health Insurance Edition. In addition to competition among life insurance companies, the Life Insurance Subsidiaries also compete increasingly with other financial institutions such as commercial banks and securities brokerage organizations. Competition from such financial institutions as well as other insurance companies is considered by the Life Insurance Subsidiaries in determining the rates of return to be offered on interest sensitive products. See discussion under "Asset / Liability Management; Investments and Investment Results."

Realty Investment

  USLIFE Realty Corporation; USLIFE Real Estate Services Corporation

     USLIFE Realty Corporation ("Realty") was incorporated in 1954. Realty manages a portfolio of real estate, mortgage loan, and joint venture investments (approximately $600 thousand at December 31, 1996), enters into mortgage and real estate standby commitments for fees which may include the receipt of equity interests and participates in real estate joint ventures relating to properties being built for investment or sale.

     USLIFE Real Estate Services Corporation ("Services") was incorporated in 1969. Services, a subsidiary of Realty, provides investment advice and management services for the combined mortgage and real estate portfolios of the Life Insurance Subsidiaries as well as certain other services for the Life Insurance Subsidiaries, such as originating mortgage loans, arranging standby commitments for fees and participations in real estate equity developments which frequently include participation in the profits or ownership of the underlying enterprises. Investment decisions, both as to overall investment objectives such as diversification, yield and risk, and as to the specific investment, remain the responsibility of the individual Life Insurance Subsidiaries. USLIFE Real Estate Services Corporation also provides services relating to mortgage portfolios of non-affiliated companies amounting to approximately $4 million at December 31, 1996.


Securities Investment

  USLIFE Advisers, Inc.

     USLIFE Advisers, Inc. ("Advisers"), a wholly-owned subsidiary of USLIFE, was incorporated in October 1972 to be the adviser to USLIFE Income Fund, Inc. ("Income Fund"), a closed-end mutual fund sponsored by USLIFE. Income Fund's primary investment objective is to provide a high level of current income to its shareholders. Income Fund made a public offering of its securities in December 1972 and had net assets of approximately $57 million at December 31, 1996. Advisers' services to Income Fund are furnished under an investment advisory contract which, as required by the Investment Company Act of 1940, provides that its continuance is subject to specific approval at least annually by a majority of the directors of Income Fund, including a majority of its directors who are not parties to such agreement or interested persons of any such party, or by vote of the holders of a majority of the outstanding voting securities of Income Fund, and to termination by either party on 60 days' notice. In 1996, Advisers earned fees of $387 thousand pursuant to this contract.


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



Employees

     USLIFE and its subsidiaries employed approximately 2,100 persons at December 31, 1996.



Item 2.  Properties.

     Descriptions of properties of USLIFE and its subsidiaries are set forth in
Item 1.


Item 3.  Legal Proceedings.


     As previously reported in the Company's Report on Form 10-Q for the quarter ended September 30, 1996, in November 1981, the Company filed a third amended complaint against Louis Wilcox and other former officers of USLIFE Savings and Loan Association, a former subsidiary of the Company, for indemnification, injunctive relief and accounting (USLIFE Savings and Loan Association v. Louis Wilcox, et al., Superior Court of the State of California for the County of Riverside). In April 1984, defendant Louis M. Wilcox filed a cross complaint against the Company seeking general damages of $1 million, punitive damages of $10 million and special damages. In 1986, Wilcox's causes of action for malicious prosecution and abuse of process were dismissed. On appeal, the dismissal of the cause of action for malicious prosecution was reversed while the dismissal of the abuse of process claim was upheld. Pursuant to the Company's request, the case was bifurcated for trial. In July, 1993, the trial court, after hearing evidence on the issue, without a jury, decided that the Company had probable cause to sue Wilcox in 1981. That ruling was dispositive of the claim for malicious prosecution and, thus, the Court dismissed Wilcox's only remaining claim against the Company. A judgment in the Company's favor was entered in late 1993. Wilcox appealed from this judgment and in November 1996, the Court of Appeals issued a decision reversing the trial court's dismissal of Wilcox's claim. The Company has petitioned the California Supreme Court for review which if rejected, will result in the case being returned to the trial court for a jury trial. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

     As previously reported in the Company's Report on Form 10-K for the year ended December 31, 1995, on November 17, 1994, a purported class action (Smith, et al. v. USLIFE Credit Life Insurance Company, et al.) was filed against three subsidiaries of the Company in the United States District Court for the Northern District of Illinois. The Complaint alleges that in connection with purchases by plaintiffs of single premium term life insurance from mortgage lenders in connection with second mortgage loans, defendants misrepresented the type of insurance offered as credit life insurance and sold the term life insurance at premiums in excess of those permitted for credit life insurance. The Complaint further alleges that upon prepayment of mortgage loans plaintiffs did not receive refunds of unearned premiums, which they would have been entitled to receive had they purchased credit life insurance. On July 27, 1995, the parties filed a Stipulation of Dismissal of plaintiffs' claims against USLIFE Credit Life Insurance Company and Security of America Life Insurance Company, leaving the matter pending against only All American Life Insurance Company. The parties have agreed to a settlement of all claims asserted and the settlement was given tentative approval by the Court on December 20, 1995. Under the terms of the Settlement Agreement, class members will be notified of their right to file claims for partial premium refunds. The settlement would resolve all claims against the Company's subsidiaries in this lawsuit as well as the claims asserted by plaintiffs in two cases previously reported in the Company's Report on Form 10-Q for the quarter ended September 30, 1995, which have been terminated without prejudice (Hoban v. USLIFE Credit Life Insurance Company, All American Life Insurance Company and Security of America Life Insurance Company, and Grant, et al. v. USLIFE Credit Life Insurance Company and Security of America Life Insurance Company). A list of potential class members is being compiled. In the opinion of management, the ultimate resolution of this action in accordance with the terms of the Settlement Agreement will not result in a material additional liability on the part of the Company.

     As previously reported in the Company's Report on Form 10-K for the year ended December 31, 1995, on March 16, 1995, a purported class action (Dana Galloway v. USLIFE Credit Life Insurance Company) was filed in the Circuit Court of Fayette County, Alabama. The complaint alleges that defendant, a subsidiary of the Company, issued insurance contracts in an amount sufficient to cover the gross amount of indebtedness, rather than the net amount of indebtedness, contrary to Alabama law. The complaint contains claims of fraud and breach of contract based on allegations that defendant misrepresented the amount of insurance needed. Plaintiffs seek compensatory and punitive damages. In a similar case, McCullar v. Universal Underwriters, the Alabama Supreme Court recently ruled that as a matter of law, providing gross credit life insurance coverage was at most, an innocent fraud and would not support an award of punitive damages. Defendant contends that its sale of insurance covering the gross amount of indebtedness was done in reliance on regulations promulgated by the Insurance Department of the State of Alabama and is aggressively defending the case. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

     In March, 1997, a purported class action was commenced in the Supreme Court of the State of New York, in which USLIFE Corporation and its directors were named defendants. The complaint generally alleges a purported breach of fiduciary duty and other unspecified claims arising out of the signing of a definitive merger agreement by the Company and American General Corporation. The complaint seeks an injunction to prevent the Company from consummating the merger, rescission if the merger is completed, compensatory damages and attorneys' and other fees. The defendants are not yet required to answer the complaint but contend that this lawsuit has no merit.

     Two purported class action lawsuits have recently been filed against the Company or its subsidiaries. The first lawsuit filed against the Company and a subsidiary asserts claims related to sales practices of certain life insurance products. The second lawsuit filed against two subsidiaries (and 28 other insurance companies) asserts claims related to policy issuance procedures. These lawsuits are in their very early stages, it is premature to evaluate their materiality and these cases are being vigorously defended.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     USLIFE's Common Stock is traded on the New York, Chicago, Pacific and London Stock Exchanges. Dividends for the years ended December 31, 1996 and 1995 have been declared and paid quarterly to Common Stockholders at the annual rates of $.95 and $.91 respectively. As of February 27, 1997 there were approximately 8,100 record holders of the Common Stock. The following table sets forth the high and low sales prices for the Common Stock as reported in the consolidated transaction system for each quarterly period during the years indicated.

                                              MARKET PRICE RANGES
                                                 (low to high)

                                            1996                1995
                                            ____                ____

              First quarter......      29.00 - 33.25        22.58 - 25.58
              Second quarter.....      26.88 - 33.25        24.67 - 27.67
              Third quarter......      28.88 - 32.88        26.17 - 31.58
              Fourth quarter.....      29.63 - 33.50        26.88 - 32.00




   See Note 18 of Notes to Financial Statements and Management's Discussion and Analysis of "Liquidity" herein, for information concerning regulatory restrictions upon payment of dividends by the Life Insurance Subsidiaries to the Company.

   During the quarter ended December 31, 1996, the Company issued 126 shares (in the aggregate) of its common stock, in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to the Company's non-employee Directors in connection with their retainer and meeting compensation.


Item 8.  Financial Statements and Supplementary Data.

     See  separate  Index  to  Financial  Statements  and  Financial  Statement
Schedules on  page 66.   See  Note 21  of Notes  to Financial  Statements as to
condensed quarterly results of operations.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 10.  Directors and Executive Officers of the Registrant.

                     Executive Officers of the Registrant

     The executive officers of USLIFE are listed below. The executive officers, after their initial election, are elected at USLIFE's annual Board of Directors meeting to serve, unless removed, until the next such annual meeting.

                                                                                     Served as
     Name                             Office                               Age       such since
    _____                             ______                               ____      __________
Gordon E. Crosby, Jr.     Chairman of the Board; Chairman, USLIFE          76           (1)
                           Corporation Subsidiaries and USLIFE Income
                           Fund, Inc.
Greer F. Henderson        Vice Chairman and Chief Executive Officer;       65         2-28-96
                           Director, USLIFE Income Fund, Inc.
Christopher S. Ruisi      President and Chief Operating                    47         2-28-96
                           Officer; Director
William A. Simpson        President  and Chief Executive Officer,          58         4-23-96
                           Old Line Life; Director
James M. Schlomann..      Senior Executive Vice President-Chief            48        11-19-96
                           Financial Officer
James P. Addiego          Executive Vice President-Financial Actuary       55         2-12-97
A. Scott Bushey           Executive Vice President-Corporate Planning      66         4-26-88
Arnold A. Dicke           Executive Vice President-Product Actuary         55         4-28-92
Wesley E. Forte           Executive Vice President-General Counsel         63         5-21-85
John D. Gavrity           Executive Vice President-Chief Actuary           56         2-12-97
Michael LeFante           Executive Vice President-Administration          42         2-29-96
Neal M. Stern             Executive Vice President-Controller              45         2-12-97
Richard G. Hohn.....      Senior Vice President - Investor Relations,      60        10-25-94
                            Secretary and Counsel
Richard J. Chouinard      Chief Investment Officer; President and          64         4-26-88
                            Director, USLIFE Income Fund, Inc.
Frank J. Auriemmo, Jr.    Senior Vice President & Treasurer                55         5-3-95
James A. Bickler          President and Chief Executive Officer,  All      55         5-2-95
                             American Life
Ralph J. Cargiulo         President and Chief Executive Officer,           62         5-18-93
                            United States Life
Phillip G. Faulkner       President and Chief Executive Officer,           60         6-1-74
                            USLIFE Real Estate Services Corporation
Thomas L. Hendricks       President and Chief Executive Officer,           56         4-1-91
                            USLIFE Systems Corporation and USLIFE
                            Insurance Services Corporation
William M. Keeler         President and Chief Executive Officer,           52         5-1-95
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

     Messrs. Bushey, Forte, Chouinard, Faulkner, and Hendricks have served in their present positions for more than five years.

     Mr. Henderson  was elected  Vice Chairman  and Chief  Executive Officer in
February 1996.   He  previously served  as Vice  Chairman and  Chief  Financial
Officer since 1983.

     Mr. Ruisi was elected President and Chief Operating Officer in February 1996. He previously served as Vice Chairman and Chief Administrative Officer from May 1993 until that date and has been a Director since November 1992.
Prior to May 1993, he served as Senior Executive Vice President - Administration since 1990.

     Mr. Simpson was elected President and Chief Executive Officer of Old Line Life in April 1996. He previously served as President and Chief Executive Officer of USLIFE Corporation from January 1995 until February 1996 and as President-Life Insurance Division from that date to April 1996, serving as a Director since March 1990. He served as President and Chief Executive Officer of All American Life from April 1990 to October 1994 and as President - Chief Operating Officer of the life insurance division of USLIFE Corporation from April 1994 to December 1994.

     Mr. Schlomann was elected Senior Executive Vice President-Chief Financial Officer in November 1996. He previously served as Executive Vice President-Finance from February 1996. Prior to that date, he served as Executive Vice President-Financial Operations since joining USLIFE Corporation in October 1993. Previously, he served as Senior Vice President and Controller with Frank
B. Hall & Co., Inc. since 1986.

     Mr. Addiego was elected Executive Vice President - Financial Actuary in February 1997. He previously served as Senior Vice President - Financial Actuary since May 1994, and prior to that date as Vice President - Financial Actuary since joining USLIFE in September 1992. Prior to joining USLIFE, Mr. Addiego was Vice President - Actuary with Mutual Benefit Life Insurance Company since 1990.

     Mr. Dicke has served as Executive Vice President - Product Actuary since April 1992. He previously served as Vice President and Actuary for The Equitable Life Assurance Society since April 1991, and as Consultant and Actuary with Tillinghast, a Towers Perrin Company, from 1988 to 1991.

     Mr. Gavrity  was elected  Executive Vice  President  -  Chief  Actuary  in
February 1997.   He  previously served  as Executive Vice President - Financial
Actuary since 1991.

     Mr. LeFante was elected Executive Vice President - Administration in February 1996. He previously served as Senior Vice President - Audit and Control since September 1991. Prior to that date, he served as Vice President
- Audit and Control since 1990.

     Mr. Stern was elected Executive Vice President - Controller in February 1997. He previously served as Senior Vice President - Controller since January 1996, as Senior Vice President Accounting since May 1993 and as Vice President
- Accounting since 1984.

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

     Mr. Keeler has served as President and Chief Executive Officer of USLIFE Credit Life since May 1995. He previously served as Senior Executive Vice President - Marketing of that subsidiary since May 1994. Prior to joining USLIFE Credit Life at that time, he served as President - Chief Operating Officer of Consolidated Insurance Group of America, Inc. from August 1992. He previously served as Executive Vice President - Chief Operating Officer of Domestic Insurance Operations and a member of the board of directors of AVCO Financial Services from 1989 to 1992.


                          Directors of the Registrant

Information regarding directors of the Registrant is set forth below.


NAME, PRINCIPAL OCCUPATION(S)
DURING THE PAST FIVE YEARS                                       DIRECTOR
AND OTHER INFORMATION, AGE                                       SINCE
________________________________                                 __________


DR. KENNETH BLACK, JR.                                           11/30/73

Regents' Professor Emeritus of Insurance and Dean Emeritus,
College   of   Business   Administration,   Georgia   State
University,  Atlanta,   GA;  Vice  Chairman,  International
Insurance Society, Inc., Tuscaloosa, AL;  Director, SwissRe
America, SwissRe  Life Company  America, Swiss  Reinsurance
America Corporation, NY, NY, reinsurance;  Trustee, Scudder
Variable  Life  Investment  Fund,  Boston,  MA,  investment
company.  Former  Director:  Haverty  Furniture  Companies,
Inc., Atlanta,  GA, retail  furniture stores; Alexander and
Alexander  Services,   Inc.,  insurance  broker;  Computone
Systems, Inc.,  Atlanta, GA, computer systems and services;
Paul Manners & Associates, Inc., Atlanta, GA, management consultants; Cousins Properties, Inc., Atlanta, GA, real estate developers. Age 72. (1)

DR. WILLIAM J. CATACOSINOS                                       5/17/94

Chairman of  the Board  and Chief  Executive Officer,  Long
Island Lighting  Company, Hicksville,  NY, public  utility.
Director: First  National Bank  of Long  Island, Glen Head,
NY, commercial bank; Edison Electric Institute, Washington,
DC, electric utility company trade association; Long Island
Association, Commack,  NY, regional  chamber  of  commerce;
Business Alliance for a New, New York Inc., NY, NY. Member:
Advisory Committee, Leadership Huntington, Huntington, NY, non-profit civic program for existing and emerging leaders;
Engineering 2000  Industrial Advisory  Board, Stony  Brook,
NY, advancement of SUNY College of Engineering. Age 66. (2)


GORDON E. CROSBY, JR.                                            11/15/66

Chairman  of  the  Board  and  Chairman  of  the  Executive
Committee,  USLIFE  Corporation;  Chairman  of  the  Board,
USLIFE Corporation  subsidiaries; Chairman  of  the  Board,
USLIFE Income  Fund, Inc.,  NY, NY, diversified, closed-end
management investment  company.    Member:  Tax  Data  Base
Subcommittee of the Steering Committee on Federal Taxation,
American  Council   of  Life   Insurance,  Washington,  DC.
Formerly,  Chairman  of  the  Board,  President  and  Chief
Executive  Officer,   USLIFE  Corporation;  Former  Member,
National Advisory Board, Chase Manhattan Bank, NY, NY, commercial bank; Former Director: Thomas J. Lipton, Inc.,
Englewood Cliffs,  NJ, manufacturer  of food  products; The
United Kingdom Fund, Inc., NY, NY, diversified, closed-end management investment company; Health Insurance Association of America, Washington, DC; American Council of Life
Insurance, Washington,  DC; Life  Insurance Council  of New
York, Inc.,  NY, NY.  Former Trustee,  Pace University, NY,
NY. Age 76. (3)(4)


AUSTIN L. D'ALTON                                                2/26/91

Retired Executive  Vice President, Leland Distributing Co.,
St. Louis,  MO, Seiko  watches.  Formerly:  Executive  Vice
President, Renfield  Corporation, NY,  NY, liquor importer;
Vice President,  Sheaffer Pen Co., Ft. Madison, IA, writing
instruments;  Executive   Vice  President,   the  Marschalk
Company, advertising agency, part of the Interpublic Group, NY, NY; Director, The United States Life Insurance Company
In the City of New York, NY, NY, insurance. Age 70. (2)

CHARLES A. DAVIS                                                 5/17/94

Senior Director  and Limited Partner, Goldman, Sachs & Co.,
NY, NY,  investment banking;  Director and  Member  of  the
Executive Committee, Lechters, Inc., Harrison, NJ, retailer
of  kitchenware;   Director  and   Chairman  of  the  Audit
Committee, Media  General, Inc.,  Richmond, VA, diversified
communications  company;  Director,  Merchants  Bancshares,
Inc., Burlington,  VT, retail  bank; Trustee:  Charles  and
Marna  Davis   Foundation,  NY,   NY,  private   charitable
foundation; Boys and Girls Club of Greenwich, CT; Director and Member of the Executive Committee, Heilig-Meyers,
Richmond, VA, home furnishings retailer; Director and Member of the Audit Committee, The Progressive Corporation,
Mayfield, OH,  insurance; Former  General Partner, Goldman,
Sachs & Co. Age 48.
(1)(4)


DR. WILLIAM C. FREUND                                            3/26/96

New York Stock Exchange Professor of Economics and Director
of the  Center for  the  Study  of  Equity  Markets,  Lubin
Graduate School of Business, Pace University, NY, NY; Chief
Economist Emeritus,  New York Stock Exchange, Inc., NY, NY.
Formerly:  Chief   Economist  and  Director  of  Investment
Research, The  Prudential  Insurance  Company  of  America,
Newark, NJ,  insurance; Director,  Ecogen, Inc., Langhorne,
PA, agricultural  biotechnology research  and  development;
Economic Adviser (pro bono) to four Governors of the State of New Jersey. Age 70. (1)


JOHN R. GALVIN                                                   2/28/95

Dean, Fletcher School of Law & Diplomacy, Tufts University,
Medford, MA;  Director: Raytheon  Company,  Lexington,  MA,
high technology;  J &  W Seligman & Co., NY, NY, investment
banking; Chairman  of  the  American  Council  on  Germany;
Member of  the Board:  the Atlantic Council; the Center for
Creative Leadership  and the  National Committee  on United
States-China  Relations.   Member,   Board   of   Trustees,
Institute for  Defense  Analyses.  Formerly:  Distinguished
Policy  Analyst,   The  Mershon   Center,  The  Ohio  State
University, Columbus,  OH; Four-Star General, U.S. Army and
Supreme Allied Commander, Europe, NATO: Brussels, Belgium and Commander-in-Chief, United States European Command,
Stuttgart, Germany; U.S. Ambassador and Envoy to assist with peace negotiations in Bosnia; Olin Distinguished
Professor of  National  Security,  United  States  Military
Academy, West Point, NY; Former Consultant to several corporations, including Grumman Aerospace and Thomson CSF.
Age 67. (1)

ROBERT E. GRANT                                                  2/28/95

Retired Chairman  of the  Executive  Committee  and  Former
Director, American Bakeries Company, Chicago, IL, wholesale
baking company;  Director, The Northland Company, St. Paul,
MN, casualty  insurance. Formerly: President, Grant Capital
Management Corporation,  Providence, RI,  venture  capital;
Group  Vice   President,  Textron,  Inc.,  Providence,  RI,
diversified manufacturer; Financial Vice President, Plough,
Inc.   (now    Schering-Plough,   Inc.),    Memphis,    TN,
pharmaceuticals manufacturer.  Former Director:  The Outlet
Company,   Providence,    RI,   retailer   with   broadcast
properties; Pyle-National, Chicago, IL, electronic parts company; Interstate United, Chicago, IL, food service company. Consultant to various companies, Lake Placid, NY.
Age 72. (2)


GREER F. HENDERSON                                               2/22/83

Vice  Chairman   and  Chief   Executive   Officer,   USLIFE
Corporation; Director:  The United  States  Life  Insurance
Company In  the City  of New York, NY, NY, insurance; other
USLIFE Corporation  subsidiaries; USLIFE Income Fund, Inc.,
NY,  NY,   diversified,  closed-end  management  investment
company.  Formerly,   Vice  Chairman  and  Chief  Financial
Officer, USLIFE Corporation. Age 65. (3)


ROBERT H. OSBORNE                                                2/28/95

Retired President  and Chief  Executive  Officer,  Osborne,
Post &  Kurtz, Inc.,  a  division  of  Minet  International
Professional  Indemnity   Group,   NY,   NY,   professional
liability insurance.  Formerly: Member  of Minet  London --
International Management  Committee; Senior Vice President,
Minet Professional Indemnity Corporation, London, England, professional liability insurance. Age 65. (1)


JOHN W. RIEHM                                                    11/22/77

Chairman, R/G Ventures, Inc., Fort Lee, NJ, investments and
venture capital;  Retired Director:  The United States Life
Insurance  Company  In  the  City  of  New  York,  NY,  NY,
insurance;  Unilever   United   States,   Inc.,   NY,   NY,
manufacturer of  consumer  products;  Retired  Senior  Vice
President-Administration, Secretary and Director, Thomas J.
Lipton, Inc., Englewood Cliffs, NJ, manufacturer of food products. Age 76. (1)(3)


CHRISTOPHER S. RUISI                                             11/17/92

President and  Chief Operating Officer, USLIFE Corporation;
Executive Vice  President-Administration and  Director, The
United States  Life Insurance  Company In  the City  of New
York, NY,  NY, insurance. Formerly: Vice Chairman and Chief
Administrative   Officer,    USLIFE   Corporation;   Senior
Executive     Vice     President-Administration,     USLIFE
Corporation;  Senior   Vice  President-Administration,  The
United States  Life Insurance  Company In  the City  of New
York. Age 47.

FRANKLIN R. SAUL                                                 10/23/90

Director and  Retired President, Emigrant Savings Bank, NY,
NY, savings  bank; Former  Director: The United States Life
Insurance Company In the City of New York, NY, NY, insurance; USLIFE Income Fund, Inc., NY, NY, diversified, closed-end management investment company. Treasurer and Chairman of the Investment Committee, The Children's Aid
Society. Age 67. (2)


ROBERT L. SHAFER                                                 3/24/87

Former Vice  President-Public Affairs, Pfizer Inc., NY, NY,
manufacturer of  pharmaceuticals and  chemicals;  Director:
Seligman Capital Fund, Inc.; Seligman Cash Management Fund,
Inc.; Seligman  Common Stock  Fund, Inc.;  Seligman  Growth
Fund,  Inc.;  Seligman  Income  Fund,  Inc.;  Liberty  Cash
Management  Fund,   Inc.;   Seligman   Communications   and
Information  Fund,  Inc.;  Seligman  Frontier  Fund,  Inc.;
Seligman Tax-Exempt  Fund Series, Inc., open-end investment
companies;    Tri-Continental    Corporation,    closed-end
investment fund.  Trustee: Seligman  California  Tax-Exempt
Fund Series;  Seligman High  Income Fund  Series,  open-end
investment  funds.   Member,   Nomination   Committee   and
Executive Committee, The Seligman Funds. Age 64. (2)(5)(3)


DR. WILLIAM G. SHARWELL                                          5/17/77

Director: American  Biogenetic Sciences,  Inc., Notre Dame,
IN,  genetic   engineering  and  biochemical  research  and
development; Equitable Capital Partners, L.P. and Equitable
Capital Partners  (Retirement Fund)  L.P., NY, NY, business
development  and   investments;   TII   Industries,   Inc.,
Copiague, NY, manufacturer of telecommunications equipment and specialized electronic devices. Formerly: President, Chief Executive Officer and Trustee, Pace University, NY,
NY; Senior  Vice President,  American Telephone & Telegraph
Co.,  NY,  NY,  electronic  communications;  Director,  The
United States  Life Insurance  Company In  the City  of New
York, NY, NY, insurance.  Age 76. (2)(5)(3)


WILLIAM A. SIMPSON                                               3/28/90

President and  Chief Executive  Officer, The  Old Line Life
Insurance Company  of America,  Milwaukee,  WI,  insurance;
Director: The  United States  Life Insurance Company In the
City  of  New  York,  NY,  NY,  insurance;  Life  Insurance
Marketing and Research Association, Hartford, CT. Formerly:
President --  Life Insurance  Division, USLIFE Corporation;
President and  Chief Executive Officer, USLIFE Corporation;
Vice Chairman  and Chief  Executive Officer,  All  American
Life Insurance Company, Chicago, IL, insurance; President and Chief Operating Officer -- Life Insurance Division,
USLIFE Corporation;  President, Chief Executive Officer and
Director, All  American Life  Insurance Company;  Director,
USLIFE Income Fund, Inc., NY, NY, diversified, closed-end management investment company. Age 58.

DR. BERYL W. SPRINKEL                                            1/24/89

Consulting  economist,   B.W.  Sprinkel  Economics;  Former
Chairman, Council  of Economic  Advisers and Cabinet Member
under President  Ronald  W.  Reagan;  Currently:  Board  of
Senior Advisors,  Novecon Corp.,  Washington, DC,  business
development  and   investments  for   Eastern  and  Central
European countries;  Consultant, Financial Investors, Inc.,
NY, NY,  registered investment adviser; Board of Directors,
Duff &  Phelps Utilities  Income Inc., Chicago, IL, closed-
end diversified  management investment  company.  Formerly:
Under Secretary  of  the  Treasury  for  Monetary  Affairs;
Executive Vice  President and  Economist, Harris  Trust and
Savings Bank,  Chicago,  IL;  Chairman,  Economic  Advisory
Committee of  the American  Bankers Association;  Member of
the Board  of Directors, United States Chamber of Commerce;
Member  of   the  Board   of  Economists,   Time  Magazine;
Consultant to various government agencies and congressional committees. Age 73. (2)

(1)  Member of the Audit Committee.

(2)  Member of the Executive Compensation and Nominating Committee.

(3)  Member of the Executive Committee.

(4)  Committee Chairman.

(5)  Committee Co-Chairman.





            Section 16(a) Beneficial Ownership Reporting Compliance

     The Corporation notes that James A. Griffin, formerly President and Chief Executive Officer of The Old Line Life Insurance Company of America, sold shares of common stock in four separate transactions in 1996 but inadvertently failed to timely file a report on Form 4 for the transactions as required by
Section 16(a).



Item 11.  Executive Compensation.


                            Directors' Compensation

     Directors who are also officers of the Corporation or its subsidiaries serve on the Board and committees thereof without additional compensation. The other members of the Corporation's Board of Directors receive $750 for each Board meeting attended in addition to an annual retainer of $20,000, of which $5,000 is paid in shares of common stock. Committee members receive $750 for each committee meeting attended and committee chairmen receive $850 for each committee meeting attended. Directors may elect to receive all or part of the cash portion of their compensation in shares of the Corporation's common stock. Pursuant to the Non-Employee Directors' Stock Option Plan, which was approved by the shareholders at the 1994 Annual Meeting, each year non-employee directors are automatically granted options to purchase 3,000 shares of the Corporation's common stock (as adjusted for the Corporation's 3-for-2 stock split effective September 1, 1995) at a purchase price equal to 100% of the stock's fair market value on the grant date. Only non-statutory options not entitled to special tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), may be granted under the Plan. The full purchase price must be paid in cash when an option is exercised. Options vest and become exercisable one year after the date of their grant and expire 10 years after such date. An option may not be transferred except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act or the rules thereunder. All options contain special provisions limiting the time during which they may be exercised following the death of the optionee or termination of the optionee's service as a director under certain circumstances.

     The Corporation provides each non-employee director with Group Life, Accidental Death and Dismemberment and Business Travel Accident insurance. The coverage for each of these benefits is $50,000. The estimated average cost per director is $1,000 per year. Upon retirement the $50,000 coverage is reduced to $45,000 and remains at that level for the first year of retirement, thereafter declining $5,000 a year in the next four years to a minimum of $25,000 in the fifth retirement year, with said minimum $25,000 coverage to continue for the director's lifetime. Non-employee directors are also eligible to participate in the Corporation's Individual Discount Insurance Program, and in the Corporation's Matching Gift Program, whereby the Corporation matches gifts by directors to educational institutions and certain charities of up to $1,000 per year.

     Under the Corporation's Non-Employee Directors' Deferred Compensation Plan, non-employee directors may elect to defer payment of all or part of their annual compensation until termination of their services as directors. Deferred amounts currently accrue an interest equivalent calculated at the rate of 1.4375% quarterly, unless the director has elected to have his deferred amounts treated as though invested in the Company's common stock. Such rate is reviewed annually by the Board of Directors and is subject to change by a vote thereof. Participating directors may elect to receive distribution of deferred fees and accrued interest in one payment or in equal annual installments (not to exceed ten) after ceasing to be a director of the Corporation. Payment of any such distribution (either the first installment or the single payment, and/or share distribution if so elected) is to be made on or about the first business day of the month following the month in which a director ceases to be a director of the Corporation with any subsequent installments to be paid on or about the first business day of each succeeding calendar year.

     Amounts deferred under the plan, plus accumulated interest, together with all shares of common stock deferred thereunder shall be immediately payable to each participating director (or his beneficiary or estate, as the case may be) in a single lump sum in the event of a Change in Control, which means (i) a merger or consolidation to which USLIFE is a party and for which the approval of any shareholders of USLIFE is required; (ii) certain parties becoming the beneficial owner of securities of USLIFE representing 25% or more of the combined voting power of USLIFE's outstanding securities; (iii) a sale or transfer of substantially all of the assets of USLIFE; (iv) a liquidation or reorganization of USLIFE; or (v) the occurrence of any Flip Over Transaction or Event, as defined in the Amended and Restated Rights Agreement (hereinafter, "Change in Control"). The Corporation, to meet its obligations under the Non-Employee Directors' Deferred Compensation Plan, including any payments thereunder resulting from a Change in Control, has entered into a trust agreement with Chase Manhattan Bank, which has been funded with a standby letter of credit with a bank, currently in the amount of $3,000,000. Notwithstanding the establishment of the trust, the Corporation continues to be primarily liable for the benefits payable under the Non-Employee Directors' Deferred Compensation Plan and will be obligated to make such payments to the extent the trust does not.

     Under the Retirement Plan for Outside Directors ("Directors' Retirement Plan") non-employee directors with at least five years of Board service and who are at least age 65 receive benefits payable on retirement from the Board equal to 5% of the director's last annual retainer multiplied by the number of years of the director's Board service (not to exceed 20). Payments are made for a period of years equal to the number of years of Board service up to a maximum of ten. Retirement benefits cease upon the death of a director. The
Corporation, to meet its obligations under the Directors' Retirement Plan, including any increases in accrued benefits resulting from a Change in Control, has entered into a trust agreement with Chase Manhattan Bank which has been funded with a standby letter of credit with a bank, currently in the amount of $1,200,000. Notwithstanding the establishment of the trust, the Corporation continues to be primarily liable for the benefits payable under the Directors' Retirement Plan and will be obligated to make such payments to the extent the trust does not.

                 Executive Compensation and Other Information

     The following tables set forth information concerning all compensation paid to the Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation during the 1994, 1995 and 1996 fiscal years for services rendered in all capacities to the Corporation and its subsidiaries. All stock and stock-based figures in the following tables have been adjusted, where applicable, for the Corporation's 3-for-2 split on its common stock effective September 1, 1995.

                                                 Summary Compensation Table

                                                                       Long Term Compensation
                                                                       _______________________________________

                                  Annual Compensation                  Awards                        Payouts
                                  _________________________________    _________________________     _________

                                                                       Restricted     Securities
                                                                       Stock          Underlying     LTIP         All Other
                                                                       Award(s)       Options/       Payouts    Compensation
  Name and Principal Position     Year   Salary ($)     Bonus ($)      ($)(1)         SARs (#)       ($)         ($)(2)
_______________________________   ____   __________     _________      ______         ________     _________     ___________
Gordon E. Crosby, Jr...........   1996   1,070,000       802,500        --             --            665,859        232,293
 Chairman of the Board and        1995   1,070,000       802,500        --             --          1,166,994        251,733
   Chairman of the Executive      1994   1,014,615     1,429,000 (3)    --             --             --            222,148
   Committee

Greer F. Henderson.............   1996     685,192       182,700        --            27,756         408,375         34,194
 Vice Chairman and                1995     580,577       244,000        --             --            643,596         28,146
   Chief Executive Officer        1994     502,500       172,000        --             --             --             22,126

Christopher S. Ruisi...........   1996     597,115       170,100        --            21,507         302,973         24,879
 President and Chief              1995     411,923       180,000        --             --            367,497         16,585
   Operating Officer              1994     336,538       125,200        --             --             --             12,013

William A. Simpson.............   1996     667,308       163,800        --             --            465,310         32,469
 President and Chief Executive    1995     700,000       280,000        --             --            433,515         28,746
   Officer, The Old Line Life     1994     440,000       168,200        --             --             --             18,398
   Insurance Company of
   America

Richard J. Chouinard...........   1996     467,884       120,960        --             8,750         317,625         25,694
 Chief Investment Officer         1995     420,769       178,000        --             --            404,747         21,959
                                  1994     375,000       145,000        --             --             --             18,348


(1) The number and market value of the aggregate restricted stock holdings of the named executive officers at December 31, 1996 were: Mr. Crosby -- 66,945 shares ($2,225,921); Mr. Henderson -- 48,281 shares ($1,605,343); Mr. Ruisi -
  - 33,668  shares ($1,119,461); Mr. Simpson -- 65,308 shares ($2,171,491); and
  Mr. Chouinard -- 37,800 shares ($1,256,850).

(2) Amounts listed as All Other Compensation are attributable to: (a) mandatory distributions under the Corporation's Retirement Plan ("Retirement Plan"), (b) premiums paid by the Corporation for group life insurance ("life insurance"), and (c) deferred matching contributions by USLIFE under the Corporation's Employee Savings and Investment Plan ("SIP") and Supplemental Employee Savings and Investment Plan ("SSIP"), as follows:

    Mr. Crosby...............      1996:  Retirement Plan,  $ 158,227;
                                          life insurance,   $  17,891; SIP,  $ 4,500; SSIP,  $ 51,675.
                                   1995:  Retirement Plan,  $ 177,399;
                                          life insurance,   $  19,764, SIP;  $ 4,500; SSIP,  $ 50,070.
                                   1994:  Retirement Plan,  $ 151,291;
                                          life insurance,   $  20,019; SIP,  $ 4,500; SSIP,  $ 46,338.

    Mr. Henderson................. 1996:  life insurance,   $ 6,318;   SIP,  $ 4,500; SSIP,  $ 23,375.
                                   1995:  life insurance,   $ 6,318;   SIP,  $ 4,500; SSIP,  $ 17,327.
                                   1994:  life insurance,   $ 6,301;   SIP,  $ 4,500; SSIP,  $ 11,325.

    Mr. Ruisi..................... 1996:  life insurance,   $ 1,566;   SIP,  $ 4,500; SSIP,  $ 18,813.
                                   1995:  life insurance,   $ 1,371;   SIP,  $ 4,500; SSIP,  $ 10,714.
                                   1994:  life insurance,   $ 1,017;   SIP,  $ 4,500; SSIP,  $  6,496.

    Mr. Simpson................... 1996:  life insurance,   $ 4,050;   SIP,  $ 4,500; SSIP,  $ 23,919.
                                   1995:  life insurance,   $ 4,050;   SIP,  $ 4,500; SSIP,  $ 20,196.
                                   1994:  life insurance,   $ 3,848;   SIP,  $ 4,500; SSIP,  $ 10,050.

    Mr. Chouinard................. 1996:  life insurance,   $ 6,318;   SIP,  $ 4,500; SSIP,  $ 14,876.
                                   1995:  life insurance,   $ 6,186;   SIP,  $ 4,500; SSIP,  $ 11,273.
                                   1994:  life insurance,   $ 5,898;   SIP,  $ 4,500; SSIP,  $  7,950.

(3) $680,000 of Mr. Crosby's bonus was paid to him in 1994 pursuant to his employment contract with the Corporation in respect of his performance in 1993 and the remaining $749,000 was paid to him in 1995 under the Corporation's Annual Incentive Plan based on the profitability of the Corporation's core individual lines of business in 1994. For 1995 and all subsequent years, Mr. Crosby is only eligible to receive a bonus under the Annual Incentive Plan.



                            Aggregated Option/SAR Exercises in Last Fiscal Year
                                        and FY-End Option/SAR Values
                                                                        Number of
                                                                        Securities        Value of
                                                                        Underlying        Unexercised
                                                                        Unexercised       In-the-Money
                                                                        Options/SARs at   Options/SARs at
                                                                        FY-End (#)        FY-End ($)
                                                                        ______________    ______________

                                      Shares Acquired   Value           Exercisable/      Exercisable/
Name                                  on Exercise (#)   Realized ($)    Unexercisable     Unexercisable
_____                                 _______________   ____________    ______________    ______________
Gordon E. Crosby, Jr.................       5,157           46,985          228,860          3,347,742
                                                                             11,250             93,746

Greer F. Henderson...................      33,284          436,153          147,466          2,284,846
                                                                             32,256            133,572

Christopher S. Ruisi.................      16,779          170,877                0                  0
                                                                             25,258            104,183

William A. Simpson...................           0                0           19,729            226,179
                                                                              3,188             26,566

Richard J. Chouinard.................      13,500          142,839            8,101             85,461
                                                                             12,500             67,343


                         Long Term Incentive Plans -- Awards in Last Fiscal Year

                                                                                        Estimated Future
                                                                                        Payouts under
                                                                                        Non-Stock
                                                                                        Price-Based
                                                                 Performance or         Plans (3)
                                         Number of               Other Period Until     _______________
                                         Shares, Units or        Maturation or
Name                                     Other Rights (#)(1)     Payout (2)             Target ($ or #)
____                                     ___________________     __________________     _______________
Gordon E. Crosby, Jr. ..................         1,719 Shares           3 years               #1,719

Greer F. Henderson......................         6,656 Shares           3 years               #6,656
                                                40,000 Units            5 years             $503,200 (4)

Christopher S. Ruisi....................         1,062 Shares           3 years               #1,062
                                                 2,425 Shares           3 years               #2,425
                                                30,000 Units            5 years             $377,400 (4)

William A. Simpson......................          --                       --                   --

Richard J. Chouinard....................         2,100 Shares           3 years               #2,100
                                                 2,400 Shares           3 years               #2,400
                                                17,500 Units            5 years             $220,150 (4)


(1) The number of Shares represents shares of stock awarded under the USLIFE Restricted Stock Plan. Shares awarded under the Plan are generally subject to forfeiture in the event that, for any calendar year during the restricted period, the Company's earnings per share from continuing operations do not exceed the Company's threshold earnings per share as of the vesting date of the awards. Threshold earnings per share is defined as the average of the Company's earnings per share from continuing operations for the three preceding calendar years. Dividends for each calendar year paid on the Restricted Shares listed in the table above are held by the Company on account for the Plan participant until (a) the Executive Compensation and Nominating Committee certifies the attainment of the performance goal and (b) the shares begin to vest, and are subject to forfeiture in the event the performance goal is not met. All shares vest, regardless of the level of earnings per share, upon a Change in Control or retirement.


     The number of Units represents units awarded under the USLIFE Book Unit Plan. The value of each unit is the amount by which the book value per share of the Corporation's common stock as of its award date has increased or decreased between the award date of a unit and the unit's valuation date. Book Units have a valuation date of the earlier of: (a) a five-year period, or (b) the December 31st preceding the occurrence of certain events, such as retirement or certain circumstances involving a change in control of the Corporation. Upon the latter occurrence, the value of all units awarded shall be paid to each plan Participant or his beneficiaries as soon as practicable thereafter. The Corporation has established a trust with Chase Manhattan Bank to assist in meeting its obligations under the Book Unit Plan, which has been funded with a standby letter of credit with a bank, currently in the amount of $5,000,000. Notwithstanding the establishment of the trust, the Corporation continues to be primarily liable for the amounts payable under the Book Unit Plan and will be obligated to make such payments to the extent the trust does not.

(2) The performance periods for Shares listed in the table above reflect the aggregate vesting period for each grant. Shares listed in the table above vest over a three-year period, or upon the occurrence of certain events, such as retirement or a Change in Control. Individual vesting periods, and the number of shares vesting at the end of each period, are as follows:

     Mr. Crosby -- 1,719 shares awarded July 1, 1996 vest 1,146 shares on July 1, 1998 and 573 shares on July 1, 1999.

     Mr. Henderson -- 6,656 shares awarded July 1, 1996 vest 4,437 shares on July 1, 1998 and 2,219 shares on July 1, 1999.

     Mr. Ruisi -- 1,062 shares awarded April 1, 1996 vest 708 shares on April 1, 1998 and 354 shares on April 1, 1999; 2,425 shares awarded July 1, 1996 vest 1,616 shares on July 1, 1998 and 809 shares on July 1, 1999.

     Mr. Chouinard -- 2,100 shares awarded July 1, 1996 vest 1,400 shares on July 1, 1998 and 700 shares on July 1, 1999; 2,400 shares awarded on October 1, 1996 vest 1,600 shares on October 1, 1998 and 800 shares on October 1, 1999.

(3) Neither the Book Unit Plan nor the Restricted Stock Plan includes thresholds or maximum payouts.

(4)  Actual target  amounts for  Units are not determinable until the valuation
     date of  the awards.   The amounts listed are representative amounts based
     on the book unit value as of December 31, 1996.

                                    Option / SAR Grants in Last Fiscal Year

                                                   Individual Grants
___________________________________________________________________________________________________________


                                    Number of         % of Total       Exercise                      Grant
                                   Securities        Options/SARS      or Base                       Date
                                    Underlying        Granted to       Price                         Present
                                  Options/SARS        Employees        ($ Per         Expiration     Value
           Name                  Granted (#) (1)(2)   in Fiscal Year   Share)           Date         ($) (3)
_______________________________  __________________   ______________   ________       __________   _________
Gordon E. Crosby, Jr...........             0              0.0%           n/a            n/a           n/a

Greer F. Henderson.............        20,000             12.9         $29.125        04/23/06      $144,734
                                        7,756              5.0          31.500        06/24/02        62,844

Christopher S. Ruisi...........         3,367              2.2          32.875        01/26/02        25,236
                                       15,000              9.7          29.125        04/23/06       108,551
                                          659              0.4          28.750        05/09/02         4,824
                                        2,481              1.6          30.500        05/24/02        18,951

William A. Simpson.............             0              0.0            n/a            n/a           n/a

Richard J. Chouinard...........         8,750              5.7          29.125        04/23/06        63,321


(1) All options listed in the Option/SAR Grants table were granted under the Corporation's 1991 Stock Option Plan ("Plan"), which provides for the automatic grant of a reload option to a participant upon exercise of an option provided the participant uses previously-owned shares to pay for the option shares. A reload option will be for the number of previously-owned shares delivered upon exercise of the original option and the option price of a reload option is the fair market value per share of the common stock on the exercise date of the original option. Reload options vest three years from the date of their grant and thereafter are exercisable for three years.


(2) Options listed in the table above vest as follows:

     Greer F. Henderson: 20,000 shares granted 4/23/96 vest 25% per year over four years on the anniversary of grant date; 7,756 shares granted 6/24/96 vest 100% on third anniversary of grant date.

     Christopher S. Ruisi: 3,367 shares granted 1/26/96 vest 100% on third anniversary of grant date; 15,000 shares granted 4/23/96 vest 25% per year over four years on anniversary of grant date; 659 shares granted 5/9/96 vest 100% on third anniversary of grant date; 2,481 shares granted 5/24/96 vest 100% on third anniversary of grant date.

     Richard J. Chouinard: 8,750 shares granted 4/23/96 vest 25% per year over four years on the anniversary of grant date.

     Upon an individual's retirement after age 65, and before age 65 with the consent of the Compensation Committee, any requirement of additional service is waived and options can be exercised as though the participant remained in the employ of the Company.

     The Plan also provides that in the event of a Change in Control, as that term is defined under the section entitled "Directors Compensation," all outstanding options which have been held by the optionee for at least six months from the date of their grant shall vest and become immediately exercisable.

(3) Based on the Black-Scholes option pricing model adapted for use in valuing executive stock options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the following assumptions:

     - Stock Price: Grants expiring 4/23/06 - $29.125, grant expiring 6/24/02 - $31.50, grant expiring 1/26/02 - $32.875, grant expiring 5/9/02 - $28.75, grant expiring 5/24/02 - $30.50; equal to the stock's fair market value at date of grant.

     - Exercise price: Grants expiring 4/23/06 - $29.125, grant expiring 6/24/02 - $31.50, grant expiring 1/26/02 - $32.875, grant expiring 5/9/02
     - $28.75, grant expiring 5/24/02 - $30.50; equal to the stock's fair market value at date of grant.

     - Volatility:   22.48;  based on  the monthly  closing stock  prices  from
     1/31/90 to 12/31/96 (applicable to all grants).

     - Risk free interest rate: Grants expiring 4/23/06 - 6.39%, equal to the asking yield of a U.S. Treasury Strip maturing May, 2002; grant expiring 6/24/02 - 6.79%, equal to the asking yield of a U.S. Treasury Strip maturing August, 2002; grant expiring 1/26/02 - 5.44%, equal to the asking yield of a U.S. Treasury Strip maturing February, 2002; grant expiring 5/9/02 - 6.67%, equal to the asking yield of a U.S. Treasury Strip maturing May, 2002; grant expiring 5/24/02 - 6.48%, equal to the asking yield of a U.S. Treasury Strip maturing May, 2002;

     - Dividend yield: 3.10%; equal to the annualized dividends at the date of grant divided by the exercise or base price (applicable to all grants).

     - No adjustments were made for non-transferability.

     - Term:  assumes a six year option term (applicable to all grants).


A high dividend yield decreases the Black-Scholes model's estimated value since high dividends are often accompanied by lower rates of stock price appreciation. An increase in the term of the option would increase the model's estimated value since a ten year option is viewed as more valuable than a five year option. A highly volatile stock would also have a higher Black-Scholes' value than a more stable stock since the probability of an increase in stock price would be greater with a volatile stock.

                              Pension Plan Table

     The following table sets forth the estimated annual retirement benefits (exclusive of social security payments) payable to participants in the specified compensation and years-of-service categories, assuming continued active service until normal retirement age and assuming that the USLIFE Corporation Retirement Plan ("Retirement Plan") is in effect at such time. The Retirement Plan provides retirement benefits based upon the individual participant's years of service and final average annual earnings as defined by the Retirement Plan. Final average annual compensation is the average annual compensation (subject to an earnings limitation imposed by the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"), currently $160,000) for the three highest complete consecutive calendar years prior to termination of employment. Participants in the Retirement Plan will have a fully vested and nonforfeitable interest in their accrued retirement benefits in the event of a Change in Control as defined under the section entitled "Directors' Compensation." The Corporation, to meet its obligations under the Retirement Plan with respect to any increases in accrued benefits resulting from a Change in Control, has entered into a trust agreement with Chase Manhattan Bank that has been funded with a standby letter of credit with a bank.


                                                  Years of Service
                 ____________________________________________________________________________________

Remuneration        15            20             25             30             35             40
____________     ________     __________     __________     __________     __________     __________
 $  300,000      $ 82,643     $  113,940     $  145,238     $  176,536     $  207,833     $  229,381
    500,000       139,643        192,440        245,238        298,036        350,833        387,381
    700,000       196,643        270,940        345,238        419,536        493,833        545,381
    900,000       253,643        349,440        445,238        541,036        636,833        703,381
  1,100,000       310,643        427,940        545,238        662,536        779,833        861,381
  1,300,000       367,643        506,440        645,238        784,036        922,833      1,019,381
  1,500,000       424,643        584,940        745,238        905,536      1,065,833      1,177,381
  1,700,000       481,643        663,440        845,238      1,027,036      1,208,833      1,335,381
  1,900,000       538,643        741,940        945,238      1,148,536      1,351,833      1,493,381
  2,100,000       595,643        820,440      1,045,238      1,270,036      1,494,833      1,651,381
  2,300,000       652,643        898,940      1,145,238      1,391,536      1,637,833      1,809,381
  2,500,000       709,643        977,440      1,245,238      1,513,036      1,780,833      1,967,381
  2,700,000       766,643      1,055,940      1,345,238      1,634,536      1,923,833      2,125,381
  2,900,000       823,643      1,134,440      1,445,238      1,756,036      2,066,833      2,283,381



     The credited years of service for the Chief Executive Officer and each of the four most highly compensated executive officers of the Corporation are:
G.E. Crosby, Jr., 38; G.F. Henderson, 22; C.S. Ruisi, 23; W.A. Simpson, 7; and R.J. Chouinard, 23.

     The Internal Revenue Code limits the maximum annual retirement benefits payable to a participant under the Retirement Plan. Currently, the limit is $120,000 per person. Annual retirement benefits in excess of such limit (and those attributable to compensation in excess of the annual limit referred to above) are provided under the USLIFE Corporation Supplemental Retirement Plan and not under the Retirement Plan. The benefits provided under the Corporation's Supplemental Retirement Plan are included in the amounts shown in the above table. Participation in the Supplemental Retirement Plan is limited to certain highly compensated individuals, including the named executive officers. The Supplemental Retirement Plan provides that benefits shall fully vest in the event of the occurrence of a Change in Control. During the 1996 plan year, the Supplemental Retirement Plan was amended among other things, to change the definition of the term Change in Control appearing therein to that set forth under the section entitled "Directors' Compensation", to count all service from a participant's date of hire as credited service, and to provide for a lump sum settlement provision. The Corporation, to meet its obligations under the Supplemental Retirement Plan, including any increases in accrued benefits resulting from a Change in Control, has entered into a trust agreement with Chase Manhattan Bank which has been funded with standby letters of credit with a bank, currently in the amount of $66,000,000. In addition, the Corporation also entered into an Investment Management and Custody Agreement with The Bank of Boston to provide funds to meet its Supplemental Retirement Plan obligations. This agreement was also designed to operate as a "rabbi trust" and contained assets totaling approximately $16,200,000 as of December 31, 1996. Notwithstanding the establishment of the trust, the Corporation continues to be liable for the benefits payable under the Supplemental Retirement Plan and will be obligated to make such payments to the extent the trusts do not.


          Compensation Committee Interlocks and Insider Participation

There are none.

    Employment Agreements, Termination of Employment and Change in Control
                                 Arrangements

     On April 1, 1989, Messrs. Crosby, Henderson and Ruisi entered into five-year employment contracts with the Corporation which provide for automatic one-year extensions thereafter occurring on each anniversary of the contract unless one party has given prior notice to the contrary. Effective April 16, 1990, Mr. Simpson entered into a similar contract with the Corporation. Effective May 1, 1996, the minimum annual compensation as set forth in these employment contracts was as follows: Mr. Crosby, $1,070,000; Mr. Henderson, $725,000; Mr. Ruisi, $675,000; and Mr. Simpson, $650,000. In addition, these contracts provide for the payment of a bonus under the Annual Incentive Plan for Selected Key Officers of the Corporation ("Annual Incentive Plan") if certain performance goals based on levels of income attributable to the Corporation's core life insurance businesses are satisfied, such bonus not to exceed 75% of base salary in the case of Mr. Crosby nor 40% of such salary in the case of Messrs. Henderson, Ruisi and Simpson. The term "base salary" is defined in these contracts as the officer's actual base salary in effect on January 1, 1996.

     On November 14, 1995 the Board of Directors approved and the Corporation entered into Key Executive Employment Protection Agreements ("KEEPAs") with Messrs. Crosby, Henderson, Ruisi, and Simpson which are in addition to the employment contracts described above and which become effective in the event of a Change of Control defined as (i) a merger or consolidation to which the Corporation is a party and for which the approval of any shareholders of the Corporation is required; (ii) any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) becoming the beneficial owner, directly or indirectly, of securities of the Corporation representing 25% or more of the combined voting power of the Corporation's then outstanding securities or (iii) a sale or transfer of substantially all of the assets of the Corporation. These Key Executive Employment Protection Agreements provide protection for three years following a Change of Control and a lump sum severance benefit equal to three times the sum of (i) the executive's then current annual base salary, and (ii) the greater of (x) the highest annual bonus payable to the executive with respect to either of the last two fiscal years of the Corporation ended immediately prior to a Change of Control or (y) the executive's target bonus for the year in which the Change of Control occurs, if the executive is terminated without Cause, or terminates his employment for Good Reason, as set forth in the Agreement. In addition, these executive officers may voluntarily terminate their employment, within 180 days of the Change of Control and receive this severance benefit. On November 14, 1995, the Board of Directors also approved and the Corporation entered into a Key Executive Employment Protection Agreement with Mr. Chouinard which provides for a lump sum severance benefit equal to twice the sum of this executive's (i) then current base salary and (ii) highest annual bonus actually paid in respect of either of the prior two fiscal years of the Corporation ended immediately prior to a Change of Control, if he is terminated without Cause or terminates his employment for Good Reason, as set forth in the Agreement, within one year after the occurrence of a Change of Control. This Key Executive Employment Protection Agreement with Mr. Chouinard as well as the other Key Executive Employment Protection Agreements with Messrs. Crosby, Henderson, Ruisi and Simpson also provide such additional payments as are necessary to compensate the executive officer for the effects of any Federal excise and related tax resulting from the severance payments.

     In the event of a Change in Control (as defined in the section entitled "Directors' Compensation"), the employment contracts are suspended and the rights of the covered executives are determined pursuant to the terms and conditions of the KEEPAs described above. The Corporation has established a trust with Chase Manhattan Bank to assist in making any payments due under KEEPAs, which has been funded with two standby letters of credit with certain banks, currently in the aggregate amount of $43,800,000. Notwithstanding the establishment of the trust, the Corporation continues to be primarily liable for the benefits payable under the KEEPAs and will be obligated to make such payments to the extent the trust does not.

     Under the Deferred Compensation Plan, each of the named executive officers may elect to defer up to a maximum of 25% of such officers' annual base salary and all or a portion of any bonus awarded under the Annual Incentive Plan or book unit award under the Corporation's Book Unit Plan until the date of their retirement or such earlier date as they may elect. Deferred amounts currently accrue an interest equivalent calculated at the rate of 1.4375% quarterly. Such rate is reviewed annually by the Executive Compensation and Nominating Committee and is subject to change by a vote thereof. Participating officers may elect to receive distribution of amounts deferred under the Deferred Compensation Plan plus accumulated interest in a single lump sum payment or in a number of approximately equal annual installments. Amounts deferred under the Deferred Compensation Plan plus accumulated interest shall be immediately paid to each participating officer (or his beneficiary or estate, as the case may
be) in a single lump sum in the event of a Change in Control of the Corporation, as defined in the section entitled "Directors' Compensation." The Corporation, to meet its obligations under the Deferred Compensation Plan, including any payments thereunder resulting from a Change in Control, has entered into a trust agreement with Chase Manhattan Bank. This trust, commonly known as a "rabbi trust," may be funded with Corporation funds or a standby letter of credit with a bank, currently in the amount of $900,000. Notwithstanding the establishment of the trust, the Corporation continues to be primarily liable for the benefits payable under the Deferred Compensation Plan and will be obligated to make such payments to the extent the trust does not.

     The Corporation's severance allowance policy which applies in cases involving a company-prompted termination of the Chief Executive Officer and/or the four most highly compensated executive officers provides for the payment of an enhanced severance allowance (two weeks pay for every year of service not exceeding 30 weeks) in connection with any company-prompted termination which either (i) results from, and occurs within 18 months after, the discontinuance of division or company operations, the relocation of departments or divisions of the Corporation or a subsidiary, reductions in the workforce or the sale of a subsidiary, or, (ii) which occurs within 18 months after the occurrence of certain circumstances involving a change in control of the Corporation. An enhanced severance allowance will also be paid in connection with any termination, whether initiated by the Corporation or the officer, after the occurrence of such circumstances if (a) the termination occurs within 18 months after the expiration of the officer's employment contract or Key Executive Employment Protection Agreement, or, (b) the officer receives any payment in connection with his employment contract or Key Executive Employment Protection Agreement. In all cases, severance allowances are in addition to compensation owed for any unused earned vacation or compensation owed or paid in connection with an employment contract or Key Executive Employment Protection Agreement and an officer who receives a payment under any such agreement will also be paid an enhanced severance allowance. On January 23, 1996 the Corporation's severance allowance policy was amended so that a change in control of the Corporation means the occurrence of a Change in Control as defined in the section entitled "Directors' Compensation".

     Under the Corporation's Employee Savings and Investment Plan that was adopted in 1981 and which now includes 401(k) provisions, the Chief Executive Officer and the four most highly compensated executive officers as well as all other Corporation and subsidiary employees may contribute up to 12% of their annual base salary and any annual incentive bonus to an investment trust and the Corporation will match up to 3% of such salary and bonus amounts on a pre-tax basis in the form of USLIFE common stock. The officer contributions vest immediately while the Corporation's contributions vest 20% for each year of employment so as to be fully vested after five years of employment; provided, however, that the Corporation's contributions will be 100% vested in the event of a Change in Control as defined in the section entitled "Directors' Compensation".

     On January 1, 1993, the Corporation adopted the Supplemental Employee Savings and Investment Plan in order to enable officers of the Corporation who were participating in the Corporation's Employee Savings and Investment Plan but were not receiving the full company matching contribution under such plan due to the $150,000 earnings limitation imposed by Section 401(a)(17) of the Code to receive the full matching contribution. The Supplemental Employee
Savings and Investment Plan which is in the form of an unfunded deferred compensation plan is intended to make up for the loss in company matching contributions under the Corporation's Employee Savings and Investment Plan to officers earning in excess of $150,000 a year because of said limitation and provides that such contributions fully vest after the occurrence of certain events involving a Change in Control. The Corporation, to meet its obligations under the Supplemental Employee Savings and Investment Plan, including any increases in accrued benefits resulting from a Change in Control, entered into a trust agreement with Chemical Bank, (now known as Chase Manhattan Bank) on March 1, 1994. Upon a Change in Control this trust, commonly known as a "rabbi trust", may be funded with Corporation funds or a standby letter of credit with a bank, currently in the amount of $2,100,000. Notwithstanding the establishment of the trust, the Corporation continues to be liable for the benefits payable under the Supplemental Employee Savings and Investment Plan and will be obligated to make such payments to the extent the trust does not. On January 23, 1996 the trust agreement was amended to change the definition of the term Change in Control therein to that set forth in the section entitled "Directors' Compensation".

     USLIFE has adopted the above-described change of control provisions and policies to minimize the uncertainty created by a change of control of the Corporation which might result in the loss or distraction of its executive officers to the detriment of the Corporation and its shareholders. The Board of Directors considers the avoidance of such loss and distraction to be essential to protecting and enhancing the best interests of USLIFE and its shareholders. The Board also believes that when a change of control is perceived as imminent, or is occurring, the Corporation should be able to receive and rely on disinterested service from senior executive officers regarding the best interests of the Corporation and its shareholders, without concern that such officers might be distracted or concerned by the personal uncertainties and risks created by the perception of an imminent or occurring change of control. In addition, the Board believes that it is consistent with USLIFE's employment practices and policies and in the best interests of the Corporation and its shareholders to treat fairly its employees whose employment terminates in connection with or following a change of control.



Item 12.  Security Ownership of Certain Beneficial Owners and Management.


                       Security Ownership of Management

     Directors and officers, as a group, beneficially owned 2,212,356 shares or 6.4% of USLIFE common stock and USLIFE preferred stock on February 27, 1997. This number includes options to purchase 571,952 shares currently exercisable or exercisable within 60 days. This number also includes 288,208 shares of common stock granted under the Corporation's Restricted Stock Plan, which shares have not vested under the terms of the Plan as of February 27, 1997. No director, officer or nominee has the right to acquire beneficial ownership of USLIFE stock except as described in the Summary Compensation Table, the Option / SAR Grants Table, the Aggregated Option / SAR Exercises Table and the section entitled "Directors' Compensation" under Item 11.

     The following table sets forth information relating to any class of USLIFE's voting securities beneficially owned by the Chief Executive Officer, each of the four most highly compensated executive officers of the Corporation and all directors and nominees as of February 27, 1997.

                                                               AMOUNT
                                                               AND
                                                               NATURE
                                                               OF
TITLE OF               NAME OF                                 BENEFICIAL  PERCENT
CLASS                  BENEFICIAL OWNER                        OWNERSHIP*  OF CLASS**
_______________        _________________                       __________  ___________
Common Stock           Gordon E. Crosby, Jr.                   767,175 (1) 2.22%
                       Chairman of the Board and Chairman of
                       the Executive Committee

                       Greer F. Henderson                      339,549 (2)
                       Vice Chairman and Chief Executive
                       Officer and Director


                       Christopher S. Ruisi                    112,938 (3)
                       President and Chief Operating Officer
                       and Director

                       William A. Simpson                      170,406 (4)
                       President and Chief Executive Officer,
                       The Old Line Life Insurance
                       Company of America, and Director

                       Richard J. Chouinard                    207,040 (5)
                       Chief Investment Officer

                       Kenneth Black, Jr.                       11,204 (6)
                       Director

                       William J. Catacosinos                    7,061 (7)
                       Director

                       Austin L. D'Alton                        13,047 (8)
                       Director

                       Charles A. Davis                          8,905 (9)
                       Director

                       William C. Freund                         2,563
                       Director

                       John R. Galvin                            3,498 (10)
                       Director

                       Robert E. Grant                           5,357 (11)
                       Director

                       Robert H. Osborne                         3,357 (12)
                       Director

                       John W. Riehm                            14,529 (13)
                       Director

                       Franklin R. Saul                          9,991 (14)
                       Director

                       Robert L. Shafer                          9,097 (15)
                       Director

                       William G. Sharwell                      15,461 (16)
                       Director

                       Beryl W. Sprinkel                        11,056 (17)
                       Director

* Unless otherwise indicated, each executive officer and director has direct ownership of, and sole voting and investment power with respect to, the shares indicated.

** With the exception of Mr. Crosby, no percentages of share ownership are indicated since the number of shares owned by individual executive officers and directors constitutes less than 1% of the class outstanding.

(1) Mr. Crosby's share holdings include options currently exercisable or exercisable within 60 days under the Corporation's Stock Option Plans to purchase 228,860 shares. Also included are 66,945 shares awarded pursuant to the USLIFE Restricted Stock Plan which have not yet vested pursuant to the terms of the Plan, 22,327 shares held pursuant to the Corporation's Employee Savings and Investment Plan, 437,971 shares held by the Gordon E. Crosby, Jr. Trust of which Mr. Crosby is a trustee and 5,170 shares held by Mr. Crosby's wife, as to which shares he disclaims beneficial ownership.

(2) Mr. Henderson's share holdings include options currently exercisable or exercisable within 60 days under the Corporation's Stock Option Plans to purchase 152,466 shares. Also included are 48,281 shares awarded pursuant to the USLIFE Restricted Stock Plan which have not yet vested pursuant to the terms of the Plan and 26,250 shares held pursuant to the Corporation's Employee Savings and Investment Plan.

(3) Mr. Ruisi's share holdings include options currently exercisable or exercisable within 60 days under the Corporation's Stock Option Plans to purchase 3,750 shares. Also included are 39,156 shares awarded pursuant to the USLIFE Restricted Stock Plan which have not yet vested pursuant to the terms of the Plan, 5,382 shares held pursuant to the Corporation's Employee Savings and Investment Plan, and 2,028 shares held by Mr. Ruisi as custodian for his minor children, as to which shares he disclaims beneficial ownership.

(4) Mr. Simpson's share holdings include options currently exercisable or exercisable within 60 days under the Corporation's Stock Option Plans to purchase 19,729 shares. Also included are 65,308 shares awarded pursuant to the USLIFE Restricted Stock Plan which have not yet vested pursuant to the terms of the Plan, 2,962 shares held pursuant to the Corporation's Employee Savings and Investment Plan, and 79,442 shares held by the Simpson Family Trust of which Mr. Simpson is a trustee.

(5) Mr. Chouinard's share holdings include options currently exercisable or exercisable within 60 days under the Corporation's Stock Option Plans to purchase 2,187 shares. Also included are 40,800 shares awarded pursuant to the USLIFE Restricted Stock Plan which have not yet vested pursuant to the terms of the Plan, and 5,622 shares held pursuant to the Corporation's Employee Savings and Investment Plan.

(6) Dr. Black's share holdings include 3,404 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares and 1,801 shares held by the Kenneth & Mabel Black Revocable Trust of which Dr. Black is a trustee.

(7) Dr. Catacosinos' share holdings include 1,061 stock units which were credited pursuant to the Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares.

(8) Mr. D'Alton's share holdings include 401 shares held by his wife, as to which shares he disclaims beneficial ownership, and 3,777 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares.

(9) Mr. Davis' share holdings include 2,905 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares.

(10) General Galvin's share holdings include 498 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 3,000 shares.

(11) Mr. Grant's share holdings include 500 shares held by his wife, as to which shares he disclaims beneficial ownership and 357 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 3,000 shares.

(12) Mr. Osborne's share holdings include 357 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 3,000 shares.

(13) Mr. Riehm's share holdings include options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares.

(14) Mr. Saul's share holdings include 2,437 shares held by his wife, as to which shares he disclaims beneficial ownership. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares.

(15) Mr. Shafer's share holdings include 747 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares.

(16) Dr. Sharwell's share holdings include 7,337 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares.

(17) Dr. Sprinkel's share holdings include 3,909 stock units which were credited pursuant to the Non-Employee Directors' Deferred Compensation Plan and which do not confer any voting rights. Also included are options exercisable within 60 days under the Corporation's Non-Employee Directors' Stock Option Plan to purchase 6,000 shares and 955 shares held by the Beryl W. Sprinkel Trust of which Dr. Sprinkel is a trustee.


               Security Ownership of Certain Beneficial Holders

     The following table sets forth information relating to persons who, to the best knowledge of USLIFE, are known to be the beneficial owners of more than 5% of any class of USLIFE's voting securities as of February 5, 1997, except that the securities holdings for Sanford C. Bernstein & Co., Inc. are as of January 30, 1997.

                                                          AMOUNT AND
                                                          NATURE OF
TITLE OF                NAME AND ADDRESS                  BENEFICIAL             PERCENT
CLASS                   OF BENEFICIAL OWNER               OWNERSHIP*             OF CLASS
_________               ____________________              ____________________   ________

Common Stock            Sanford C. Bernstein & Co., Inc.   3,128,883 shares(1)     9.05%
                        One State Street Plaza
                        New York, NY 10004-1545

Series A Convertible    Lorelle Shumway Parsons                 518 shares        12.24%
  Preferred Stock       80 Saxton Avenue
                        Sayville, NY 11782-2603


* Unless otherwise indicated, each beneficial owner, to the best knowledge of the Corporation, has direct ownership of, and sole voting and investment power with respect to, the shares indicated.

(1) Sanford C. Bernstein & Co., Inc. has sole voting power with respect to 1,456,059 of these shares and its clients have appointed an independent voting agent with instructions to vote 494,421 of these shares in the same manner as Sanford C. Bernstein & Co., Inc. Sanford C. Bernstein & Co., Inc. exercises sole investment power with respect to all 3,128,883 shares.

USLIFE knows of no other person owning beneficially 5% or more of any class of its outstanding voting securities.



Item 13.  Certain Relationships and Related Transactions.

     In 1986, a condominium apartment was purchased in an arm's length transaction from The Landings, Ltd. by John W. Riehm, a director of the Corporation. The purchase price of $233,780 was financed by a $200,000 first mortgage loan from USLIFE Realty Corporation bearing an 8.5% interest rate for the initial 12-month period of the mortgage, adjusted annually thereafter to a rate equal to the previous 12-month average of the United States 1-year Treasury bill rate plus 2.5%. As of February 1, 1997, the balance of the loan was $176,744, with an annual rate of interest of 8.375%. The purchase of this unit and its financing were on the same terms as were offered to all eligible buyers at the time of purchase.

     Goldman, Sachs & Co. serves as a financial advisor to USLIFE. Charles A. Davis, a director of the Corporation, is a senior director and limited partner of Goldman, Sachs & Co.



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1  and 2.   Financial  Statements and Financial Statement Schedules of
     USLIFE and Subsidiaries.

          See separate Index to Financial Statements and Financial Statement Schedules on page 66.


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

     (a) 3.  Exhibits.

  3       (i) (a)   -    Restated Certificate  of  Incorporation,  as  amended,
                    incorporated herein  by  reference  to  USLIFE's  Quarterly
                    Report on  Form 10-Q  for the  quarter ended June 30, 1996,
                    SEC File No. 1-5683.

          (i) (b) - Certificate of Amendment of the Certificate of Incorporation, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, SEC File No. 1-5683.

          (ii)      -    By-laws, as  amended and restated, incorporated herein
                    by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-5683.

  4       (i)       -    See Exhibit 3(i).

          (ii) - Indenture dated as of October 1, 1982 (6.75% Notes due January 15, 1998, and 6.375% Notes due June 15, 2000) incorporated herein by reference to USLIFE's Registration Statement No. 2-79559 on Form S-3.

                    Agreements or instruments with respect to long-term debt which are not filed as exhibits hereto do not in total exceed 10% of USLIFE's consolidated total assets and USLIFE agrees to furnish a copy thereof to the Commission upon request.

          (iii) - Amended and Restated Rights Agreement, dated as of September 27, 1994, as amended February 13, 1997, between USLIFE Corporation and Chase Manhattan Bank, formerly known as Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Rights Agent, relating to Common Stock Purchase Rights issued by USLIFE on July 10, 1986, incorporated herein by reference to USLIFE's Report on Form 8-K dated October 12, 1994 and USLIFE's Report on Form 8-K dated February 21, 1997, SEC File No. 1-5683.

  10   *  (i)       -    Employment contract  dated as of April 1, 1989 between
                    USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter ended March 31, 1989, SEC File No. 1-
                    5683.

       *  (ii)      -    First Amendment  dated as of May 1, 1989 to employment
                    contract  dated   as  of   April  1,  1989  between  USLIFE
                    Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, SEC File No. 1-5683.

       *  (iii)     -    Second Amendment dated as of May 1, 1990 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter ended March 31, 1990, SEC File No. 1-
                    5683.

       *  (iv)      -    Third Amendment  dated as of May 1, 1991 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1991, SEC File No. 1-
                    5683.

       *  (v)       -    Fourth Amendment dated as of May 1, 1992 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1992, SEC File No. 1-
                    5683.

       *  (vi)      -    Fifth Amendment  dated  as  of  February  1,  1993  to
                    employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1992, SEC File
                    No. 1-5683.

       *  (vii)     -    Sixth Amendment  dated as of May 1, 1993 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1993, SEC File No. 1-
                    5683.

       *  (viii)    -    Seventh  Amendment   dated  as   of  May  1,  1994  to
                    employment contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly
                    Report on  Form 10-Q  for the  quarter ended June 30, 1994,
                    SEC File No. 1-5683.

       *  (ix)      -    Eighth Amendment dated as of May 1, 1995 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1995, SEC File No. 1-
                    5683.

       *  (x)       -    Ninth Amendment  dated as of May 1, 1996 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Gordon E. Crosby, Jr., incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1996, SEC File No. 1-
                    5683.

       *  (xi)      -    Employment contract  dated as of April 1, 1989 between
                    USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter ended March 31, 1989, SEC File No. 1-
                    5683.

       *  (xii)     -    First Amendment  dated as of May 1, 1989 to employment
                    contract  dated   as  of  April  1,  1989,  between  USLIFE
                    Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, SEC File No. 1-5683.

       *  (xiii)    -    Second Amendment dated as of May 1, 1990 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter ended March 31, 1990, SEC File No. 1-
                    5683.

       *  (xiv)     -    Third Amendment  dated as of May 1, 1991 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1991, SEC File No. 1-
                    5683.

       *  (xv)      -    Fourth Amendment dated as of May 1, 1992 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1992, SEC File No. 1-
                    5683.

       *  (xvi)     -    Fifth Amendment  dated as of May 1, 1993 to employment
                    contract dated  as of  April 1,   1989, as amended, between
                    USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1993, SEC File No. 1-
                    5683.

       *  (xvii)    -    Sixth Amendment  dated as of May 1, 1994 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1994, SEC File No. 1-
                    5683.

       *  (xviii)   -    Seventh  Amendment   dated  as   of  May  1,  1995  to
                    employment contract  dated as of April 1, 1989, as amended,
                    between  USLIFE   Corporation  and   Greer  F.   Henderson,
                    incorporated herein  by  reference  to  USLIFE's  Quarterly
                    Report on  Form 10-Q  for the  quarter ended June 30, 1995,
                    SEC File No. 1-5683.

       *  (xix)     -    Eighth Amendment dated as of May 1, 1996 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Greer F. Henderson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1996, SEC File No. 1-
                    5683.

       *  (xx)      -    Employment contract  dated as of April 1, 1989 between
                    USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter ended March 31, 1989, SEC File No. 1-
                    5683.

       *  (xxi)     -    First Amendment  dated as of May 1, 1989 to employment
                    contract  dated   as  of   April  1,  1989  between  USLIFE
                    Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, SEC File No. 1-5683.

       *   (xxii)   -    Second Amendment dated as of May 1, 1990 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter ended March 31, 1990, SEC File No. 1-
                    5683.

       *  (xxiii)   -    Third Amendment  dated as of May 1, 1991 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1991, SEC File No. 1-
                    5683.

       *  (xxiv)    -    Fourth Amendment dated as of May 1, 1992 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1992, SEC File No. 1-
                    5683.

       *  (xxv)     -    Fifth Amendment  dated as of May 1, 1993 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1993, SEC File No. 1-
                    5683.

       *  (xxvi)    -    Sixth Amendment  dated as of May 1, 1994 to employment
                    contract dated as of April 1, 1989, as amended, between USLIFE Corporation and Christopher S. Ruisi, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1994, SEC File No. 1-
                    5683.

       *  (xxvii)   -    Seventh  Amendment   dated  as   of  May  1,  1995  to
                    employment contract  dated as of April 1, 1989, as amended,
                    between  USLIFE   Corporation  and  Christopher  S.  Ruisi,
                    incorporated herein  by  reference  to  USLIFE's  Quarterly
                    Report on  Form 10-Q  for the  quarter ended June 30, 1995,
                    SEC File No. 1-5683.

       *  (xxviii)  -    Eighth  Amendment   dated  as   of  May   1,  1996  to
                    employment contract  dated as of April 1, 1989, as amended,
                    between  USLIFE   Corporation  and  Christopher  S.  Ruisi,
                    incorporated herein  by  reference  to  USLIFE's  Quarterly
                    Report on  Form 10-Q  for the  quarter ended June 30, 1996,
                    SEC File No. 1-5683.

       *  (xxix)    -    Employment contract dated as of April 16, 1990 between
                    USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter ended March 31, 1990, SEC File No. 1-
                    5683.

       *  (xxx)     -    First Amendment  dated as of May 1, 1991 to employment
                    contract  dated   as  of  April  16,  1990  between  USLIFE
                    Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, SEC File No. 1-5683.

       *  (xxxi)    -    Second Amendment dated as of May 1, 1992 to employment
                    contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1992, SEC File No. 1-
                    5683.

       *  (xxxii)   -    Third  Amendment  dated  as  of  October  1,  1992  to
                    employment contract dated as of April 16, 1990, as amended,
                    between  USLIFE   Corporation  and   William  A.   Simpson,
                    incorporated herein  by  reference  to  USLIFE's  Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 1992, SEC File No. 1-5683.

       *  (xxxiii)  -    Third Amendment  dated as of May 1, 1993 to employment
                    contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1993, SEC File No. 1-
                    5683.

       *  (xxxiv)   -    Fourth Amendment dated as of May 1, 1994 to employment
                    contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1994, SEC File No. 1-
                    5683.

       *  (xxxv)    -    Fifth  Amendment  dated  as  of  January  1,  1995  to
                    employment contract dated as of April 16, 1990, as amended,
                    between  USLIFE   Corporation  and   William  A.   Simpson,
                    incorporated herein  by  reference  to  USLIFE's  Quarterly
                    Report on  Form 10-Q  for the  quarter ended June 30, 1995,
                    SEC File No. 1-5683.

       *  (xxxvi)   -    Sixth Amendment  dated as of May 1, 1995 to employment
                    contract dated as of April 16, 1990, as amended, between USLIFE Corporation and William A. Simpson, incorporated herein by reference to USLIFE's Quarterly Report on Form
                    10-Q for  the quarter  ended June 30, 1995, SEC File No. 1-
                    5683.

       *  (xxxvii)  -    Seventh  Amendment   dated  as   of  May  1,  1996  to
                    employment contract dated as of April 16, 1990, as amended,
                    between  USLIFE   Corporation  and   William  A.   Simpson,
                    incorporated herein  by  reference  to  USLIFE's  Quarterly
                    Report on  Form 10-Q  for the  quarter ended June 30, 1996,
                    SEC File No. 1-5683.

       *  (xxxviii) -    Form of  Key Executive Employment Protection Agreement
                    dated November 14, 1995, between USLIFE Corporation and Gordon E. Crosby, Jr., Greer F. Henderson, Christopher S. Ruisi, and William A. Simpson, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-5683.

       *  (xxxix)   -    Form  of   Employment  and  Key  Executive  Employment
                    Protection  Agreement  dated  November  14,  1995,  between
                    USLIFE Corporation  and Wesley  E. Forte,  A. Scott Bushey,
                    Arnold A. Dicke, James M. Schlomann and John D. Gavrity, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File
                    No. 1-5683.

       *  (xl)      -    Form of  Key Executive Employment Protection Agreement
                    dated November  14, 1995,  between USLIFE  Corporation  and
                    Frank J.  Auriemmo, Jr.,  Richard J. Chouinard, and Richard
                    G. Hohn,  incorporated  herein  by  reference  to  USLIFE's
                    Annual Report  on Form 10-K for the year ended December 31,
                    1995, SEC File No. 1-5683.

       *  (xli)     -    Form of  Key Executive Employment Protection Agreement
                    dated  November   27,  1995,   between  All  American  Life
                    Insurance Company  and James A. Bickler, USLIFE Real Estate
                    Services  Corporation   and  Philip   G.  Faulkner,  USLIFE
                    Insurance Services  Corporation and  Thomas  L.  Hendricks,
                    USLIFE Credit Life Insurance Company and William M. Keeler, and dated January 24, 1996, between The United States Life
                    Insurance Company  In the  City of  New York  and Ralph  J.
                    Cargiulo, incorporated  herein  by  reference  to  USLIFE's
                    Annual Report  on Form 10-K for the year ended December 31,
                    1995, SEC File No. 1-5683.

       *  (xlii)    -    Employment and  Key  Executive  Employment  Protection
                    Agreement dated  May 1, 1996 between USLIFE Corporation and
                    Michael  LeFante,   incorporated  herein  by  reference  to
                    USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, SEC File No. 1-5683.

       *  (xliii)   -    Key Executive  Employment Protection  Agreement  dated
                    May 23,  1996 between  USLIFE  Corporation  and  Ronald  M.
                    Chernoff, incorporated  herein  by  reference  to  USLIFE's
                    Quarterly Report  on Form  10-Q for  the quarter ended June
                    30, 1996, SEC File No. 1-5683.

       *  (xliv)    -    First  Amendment   to  Employment  and  Key  Executive
                    Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
                    Corporation and A. Scott Bushey, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, SEC File No. 1-5683.

       *  (xlv)     -    First  Amendment   to  Employment  and  Key  Executive
                    Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
                    Corporation and Arnold A. Dicke, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, SEC File No. 1-5683.

       *  (xlvi)    -    First  Amendment   to  Employment  and  Key  Executive
                    Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
                    Corporation and Wesley E. Forte, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, SEC File No. 1-5683.

       *  (xlvii)   -    First  Amendment   to  Employment  and  Key  Executive
                    Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
                    Corporation and John D. Gavrity, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, SEC File No. 1-5683.

       *  (xlviii)  -    First  Amendment   to  Employment  and  Key  Executive
                    Employment Protection Agreement dated as of May 1, 1996, to the Agreement dated November 14, 1995, between USLIFE
                    Corporation and James M. Schlomann, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, SEC File No. 1-5683.

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

        (lii) - Third Amendment to Lease dated May 10, 1989 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

        (liii) - Fourth Amendment to Lease dated April 14, 1995 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, SEC File No. 1-5683.

        (liv) - Fifth Amendment to Lease dated as of December 26, 1995 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-5683.

        (lv) - Sixth Amendment to Lease dated as of December 26, 1995 to Lease dated as of December 30, 1986 between The United States Life Insurance Company In the City of New York and RREEF USA Fund-III for the lease of a portion of 125 Maiden Lane, New York, New York, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-5683.

        (lvi) - Lease dated May 21, 1987 between The United States Life Insurance Company In the City of New York and
                    Commercial Realty & Resources Corp. for the lease of premises at the Jumping Brook Corporate Office Park in Neptune, New Jersey, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988, SEC File No. 1-5683.

        (lvii) - February 9, 1989 Amendment to Lease dated May 21, 1987 between The United States Life Insurance Company In the City of New York and Commercial Realty & Resources Corp.
                    for the lease of premises at the Jumping Brook Corporate Office Park in Neptune, New Jersey, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1988, SEC File No. 1-5683.

       *  (lviii)   -    1981  Stock  Option  Plan,  as  amended,  incorporated
                    herein by  reference to  USLIFE's Quarterly  Report on Form
                    10-Q for the quarter ended September 30, 1995, SEC File No.
                    1-5683.

       *  (lix)     -    USLIFE Corporation  Non-Employee  Directors'  Deferred
                    Compensation Plan, as amended January 28, 1997.

       *  (lx)      -    USLIFE  Corporation   Book  Unit   Plan,  as   amended
                    effective  September   1,  1995,   incorporated  herein  by
                    reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, SEC File No. 1-5683.

       *  (lxi)     -    USLIFE  Corporation   Retirement  Plan   for   Outside
                    Directors (as amended January 23, 1996), incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-5683.

       *  (lxii)    -    USLIFE Corporation  Restricted Stock  Plan, as amended
                    effective February 13, 1997.

       *  (lxiii)   -    USLIFE Corporation  1991 Stock Option Plan, as amended
                    effective  September   1,  1995,   incorporated  herein  by
                    reference to USLIFE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, SEC File No. 1-5683.

       *  (lxiv)    -    USLIFE  Corporation   Non-Employee  Directors'   Stock
                    Option Plan,   incorporated  herein by reference to Exhibit
                    4(a) to  USLIFE's Registration  Statement No.  33-53265  on
                    Form S-8 dated April 25, 1994.

       *  (lxv)     -    Annual Incentive  Plan, as  amended October  25, 1994,
                    for Selected  Key Officers  of USLIFE  Corporation and  its
                    Subsidiaries, incorporated  herein by reference to USLIFE's
                    Annual Report  on Form 10-K for the year ended December 31,
                    1994, SEC File No. 1-5683.

       *  (lxvi)    -    USLIFE   Corporation    Executive   Officer   Deferred
                    Compensation  Plan   (as   amended   January   23,   1996),
                    incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File
                    No. 1-5683.

       *  (lxvii)   -    USLIFE  Corporation  1993  Long-Term  Incentive  Award
                    Guidelines, as amended, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended
                    December 31, 1994, SEC File No. 1-5683.

       *  (lxviii)  -    USLIFE Corporation  Supplemental Employee  Savings and
                    Investment Plan (as amended January 23, 1996), incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-5683.

       *  (lxix)    -    USLIFE Corporation  Supplemental Retirement  Plan  (as
                    amended October 22, 1996).

       *  (lxx)     -    Trust Agreement  made as  of November  22, 1996, among
                    USLIFE Corporation,  Chase Manhattan  Bank  and  KPMG  Peat
                    Marwick LLP (as independent contractor) establishing a trust to fund certain employment contracts, the Book Unit
                    Plan and the USLIFE Corporation Deferred Compensation Plan.

       *  (lxxi)    -    Trust Agreement  made as of March 1, 1994, as amended,
                    effective  January  23,  1996,  among  USLIFE  Corporation,
                    Chemical Bank  (now known as Chase Manhattan Bank) and KPMG
                    Peat Marwick LLP (as independent contractor) establishing a
                    trust  to   fund  the   USLIFE   Corporation   Supplemental
                    Retirement Plan  and the  Supplemental Employee Savings and
                    Investment  Plan,   incorporated  herein  by  reference  to
                    USLIFE's Annual  Report on  Form 10-K  for the  year  ended
                    December 31, 1995, SEC File No. 1-5683.

       *  (lxxii)   -    Trust Agreement  made as of March 1, 1994, as amended,
                    effective  January  23,  1996,  among  USLIFE  Corporation,
                    Chemical Bank  (now known as Chase Manhattan Bank) and KPMG
                    Peat Marwick LLP (as independent contractor) establishing a trust to  fund the  USLIFE Corporation  Retirement Plan for
                    Outside  Directors  and  the  USLIFE  Corporation  Deferred
                    Compensation  Plan   for  Outside  Directors,  incorporated
                    herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-5683.

       *  (lxxiii)  -    Form  of   Employment  and  Key  Executive  Employment
                    Protection Agreement  dated March  14, 1997  between USLIFE
                    Corporation and James Addiego and Neal M. Stern.

        (lxxiv) - Agreement and Plan of Merger by and among American General Corporation, Texas Stars Corporation and USLIFE Corporation, dated as of February 12, 1997, incorporated herein by reference to USLIFE's Report on Form 8-K dated February 21, 1997, SEC File No. 1-5683.

  12                -    Computations of ratios of earnings to fixed charges.

  21                -    List of Subsidiaries, incorporated herein by reference
                    to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-5683.

  23                -    Consent of Independent Certified Public Accountants
                    (see page 63).

  27                -    Financial Data Schedule (electronic filing only).

  99 (i) - Annual Report on Form 11-K of USLIFE Corporation Employee Savings and Investment Plan for the plan year ended December 31, 1996 (to be filed within 180 days of fiscal year end of Plan).

  99 (ii) - Trust Agreement made as of December 6, 1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical Bank, now known as Chase Manhattan
                    Bank),  and   KPMG  Peat   Marwick  LLP   (as   independent
                    contractor)  establishing   a  trust  to  fund  the  USLIFE
                    Corporation Retirement Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1990, SEC File No. 1-5683.

  99 (iii) - Amendment, effective January 23, 1996, to the Trust Agreement made as of December 6,1990 among USLIFE Corporation, Manufacturers Hanover Trust Company (predecessor to Chemical Bank, now known as Chase Manhattan
                    Bank),  and   KPMG  Peat   Marwick  LLP   (as   independent
                    contractor)  establishing   a  trust  to  fund  the  USLIFE
                    Corporation Retirement Plan, incorporated herein by reference to USLIFE's Annual Report on Form 10-K for the year ended December 31, 1995, SEC File No. 1-5683.


  * Indicates a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K.

     No Current Report on Form 8-K has been filed for the last quarter of the fiscal year ended December 31, 1996.

              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
  USLIFE Corporation:

     We consent to the incorporation by reference in Registration Statements Nos. 33-8489, 33-58944, 33-29934, 33-17126, 33-67344 and 33-9159 on Form S-3
relative to Debt Securities and common stock; the post effective amendment to Registration Statement No. 33-29934 on Form S-3 relative to Debt Securities; the post effective amendment to Registration Statement No. 33-9159 on Form S-3 relative to common stock; the post effective amendments to Registration Statement Nos. 2-93655 and 33-11019 on Form S-3 relative to the General Agents Incentive Compensation Plan; Registration Statement No. 33-45377 on Form S-3 relative to the United States Life Insurance Company Retirement Plan for General Agents and Producers; the post effective amendments to Registration Statement No. 33-17126 relative to Debt Securities; Registration Statement No. 33-40793 on Form S-3 relative to the 1991 Stock Option Plan; Registration Statement No. 33-53265 on Form S-8 relative to the USLIFE Corporation Non-Employee Directors' Stock Option Plan; and the post effective amendment to Registration Statement Nos. 2-63159, 2-32606 and 2-77278 on Form S-8 relative to the Stock Option Plans and Registration Statement Nos. 2-75011 and 33-13999 on Form S-8 relative to the Employee Savings and Investment Plan of USLIFE Corporation of our report dated February 12, 1997, relating to the consolidated balance sheets of USLIFE Corporation and subsidiaries as of December 31, 1996 and 1995 and the related statements of consolidated income, equity capital, and cash flows for each of the years in the three-year period ended December 31, 1996 which report appears in this December 31, 1996 Annual Report on Form 10-K of USLIFE Corporation. Our report refers to a change in accounting to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".




                                    /s/ KPMG Peat Marwick LLP
                                        KPMG Peat Marwick LLP

March 18, 1997
345 Park Avenue
New York, New York

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  USLIFE Corporation
                                                  (Registrant)

Dated: March 18, 1997

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

          Signature                               Title                              Date
          _________                               _____                              ____

       /s/ Gordon E. Crosby, Jr.                  Chairman of the Board
     ____________________________________
          (Gordon E. Crosby, Jr.)


                                                  Vice Chairman of the
                                                  Board and Chief Executive Officer
       /s/ Greer F. Henderson                     (Principal Executive Officer)
     ____________________________________
          (Greer F. Henderson)


                                                  President and Chief Operating
       /s/ Christopher S. Ruisi                   Officer; Director
     ____________________________________
          (Christopher S. Ruisi)
                                                                                     March 18, 1997

                                                  President and Chief Executive
                                                  Officer, The Old Line Life Insurance
       /s/ William A. Simpson                     Company of America; Director
     ____________________________________
          (William A. Simpson)


                                                  Senior Executive Vice President -
                                                  Chief Financial Officer (Principal
       /s/ James M. Schlomann                     Financial Officer)
     ____________________________________
          (James M. Schlomann)




                                                  Executive Vice President -
                                                  Controller (Principal
       /s/ Neal M. Stern                          Accounting Officer)
     ____________________________________
          (Neal M. Stern)

          Signature                               Title                              Date
          _________                               _____                              ____
       /s/ Kenneth Black, Jr.                     Director
     ____________________________________
          (Kenneth Black, Jr.)


       /s/ William J. Catacosinos                 Director
     ____________________________________
          (William J. Catacosinos)


       /s/ Austin L. D'Alton                      Director
     ____________________________________
          (Austin L. D'Alton)


                                                  Director
     ____________________________________
          (Charles A. Davis)


       /s/ William C. Freund                      Director
     ____________________________________
          (William C. Freund)


       /s/ John R. Galvin                         Director
     ____________________________________
          (John R. Galvin)


       /s/ Robert E. Grant                        Director
     ____________________________________
          (Robert E. Grant)


       /s/ Robert H. Osborne                      Director
     ____________________________________
          (Robert H. Osborne)


       /s/ John W. Riehm                          Director
     ____________________________________
          (John W. Riehm)                                                            March 18, 1997


       /s/ Franklin R. Saul                       Director
     ____________________________________
          (Franklin R. Saul)


       /s/ Robert L. Shafer                       Director
     ____________________________________
          (Robert L. Shafer)


                                                  Director
     ____________________________________
          (William G. Sharwell)


       /s/ Beryl W. Sprinkel                      Director
     ____________________________________
          (Beryl W. Sprinkel)

                                USLIFE CORPORATION AND SUBSIDIARIES


                  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                                                                               Page
                                                                                               ____
Selected Financial Data for the five years ended December 31, 1996.......................      2
Independent Auditors' Report.............................................................      67
Consolidated balance sheets as of December 31, 1996 and 1995.............................      68
Statements of consolidated income for the three years ended December 31, 1996............      70
Statements of consolidated cash flows for the three years ended December 31, 1996........      71
Statements of consolidated Equity Capital for the three years ended December 31, 1996....      72
Notes to financial
statements...............................................................................      73

Schedule of the Registrant:

     (A)  Schedule II - Condensed Financial Information of Registrant
             (incorporated in Note 20 of Notes to Financial Statements)..................


Schedules of the Registrant and Consolidated Subsidiaries:

     (A)  Schedule I - Summary of investments-other than investments in related parties
            (incorporated in Note 3 of Notes to Financial Statements)....................

     (B)  Schedule III - Supplementary insurance information (incorporated in Note 19 of
             Notes to Financial Statements)..............................................

     (C)  Schedule IV - Reinsurance (incorporated in Note 15 of Notes to Financial
            Statements)..................................................................


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
  USLIFE Corporation:

     We have audited the accompanying consolidated balance sheets of USLIFE Corporation and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, equity capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USLIFE Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


                                    /s/ KPMG Peat Marwick LLP
                                        KPMG Peat Marwick LLP

February 12, 1997
345 Park Avenue
New York, New York


                              USLIFE CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                  December 31, 1996 and 1995

                                            ASSETS
                                                                         December 31
                                                                 ____________________________
                                                                    1996            1995
                                                                    ____            ____
                                                                   (Amounts in Thousands)
     Cash:
         On hand and in demand accounts.....................     $   24,462      $   63,914
         Restricted funds held in escrow, etc. .............          2,512           1,821
                                                                 __________      __________
                                                                     26,974          65,735
                                                                 __________      __________
     Invested assets:
         Fixed maturities available for sale, at fair value
           (adjusted cost, 1996: $5,674,366; 1995:
              $5,559,322)...................................      5,864,687       6,006,864
         Equity securities, at fair value (adjusted cost,
           1996: $3,997; 1995: $4,918)......................          3,786           4,717
         Mortgage loans.....................................        258,723         296,045
         Real estate........................................         27,948          29,205
         Policy loans.......................................        283,442         282,179
         Other long-term investments........................         18,720           6,241
         Short-term investments.............................        105,129          69,560
                                                                 __________      __________
                      Total invested assets.................      6,562,435       6,694,811
                                                                 __________      __________
                      Total cash and invested assets........      6,589,409       6,760,546
                                                                 __________      __________

     Other amounts receivable:
         Due and uncollected premiums.......................         67,465          63,679
         Investment income due and accrued..................        127,063         126,116
         Reinsurance receivables - paid claims..............          8,534           8,568
         Other reinsurance recoverable amounts..............        144,818         138,146
         Other receivables..................................         57,185          37,146
                                                                 __________      __________
                                                                    405,065         373,655
         Less: Reserve for uncollectible receivables........          4,956          23,062
                                                                 __________      __________
                          Net other amounts receivable......        400,109         350,593
                                                                 __________      __________

     Property and equipment:
         Land...............................................             50              50
         Buildings and improvements.........................          5,248           5,166
         Furniture and equipment............................         38,956          43,974
                                                                 __________      __________
                                                                     44,254          49,190
         Less: Accumulated depreciation.....................         34,266          38,695
                                                                 __________      __________
                          Net property and equipment........          9,988          10,495
                                                                 __________      __________

     Deferred policy acquisition costs......................        785,128         718,439
     Other assets...........................................         94,952          90,431
                                                                 __________      __________
                          Total assets......................     $7,879,586      $7,930,504
                                                                 ==========      ==========


                        See accompanying notes to financial statements.

                                   LIABILITIES AND EQUITY CAPITAL

                                                                                 December 31
                                                                         ___________________________
                                                                            1996            1995
                                                                            ____            ____

                      LIABILITIES                                          (Amounts in Thousands)
     Future policy benefits:
         Life.......................................................     $1,403,968      $1,324,395
         Accident and health........................................        337,602         314,032
     Policyholder account balances..................................      3,709,191       3,787,546
     Supplementary contracts without life contingencies.............         46,888          28,775
     Policyholder dividend accumulations............................         20,606          20,419
     Policy and contract claims.....................................        196,022         177,739
     Other policy and contract liabilities..........................         36,812          32,435
     Current federal income taxes...................................         (5,438)         (3,820)
     Deferred federal income taxes..................................         64,126         122,776
     Notes payable..................................................        268,600         222,900
     Long-term debt.................................................        299,635         349,493
     Accounts payable and accrued liabilities.......................        272,811         239,642
                                                                         __________      __________
                          Total liabilities.........................      6,650,823       6,616,332
                                                                         __________      __________
     Deferred income................................................          5,341           5,918
                                                                         __________      __________
     Contingent liabilities and commitments (Note 13)


             NON-REDEEMABLE PREFERRED STOCKS, COMMON STOCK, and
             OTHER SHAREHOLDERS' EQUITY
     Preferred stock-Series A (authorized and outstanding, 1996:
      4,332 shares; 1995: 4,480 shares).............................            433             448
     Preferred stock-Series B (authorized and outstanding, 1996:
      1,689 shares; 1995: 1,852 shares).............................             84              93
     Preferred stock-undesignated...................................             -               -
     Common stock (1996: authorized, 120,000,000 shares, issued,
      57,472,605 shares; 1995:  authorized, 60,000,000 shares,
      issued 57,468,882 shares).....................................         57,473          57,469
     Paid-in surplus................................................        120,702         117,512
     Net unrealized gains on securities.............................         68,109         195,450
     Retained earnings..............................................      1,327,748       1,284,306
                                                                         __________      __________
                                                                          1,574,549       1,655,278
     Less: Treasury stock, at cost..................................        346,117         339,662
           Deferred compensation....................................          5,010           7,362
                                                                         __________      __________
             Total non-redeemable preferred stocks, common stock,
             and other shareholders' equity ("Equity Capital")......      1,223,422       1,308,254
                                                                         __________      __________

              Total liabilities and Equity Capital..................     $7,879,586      $7,930,504
                                                                         ==========      ==========


                                            USLIFE CORPORATION AND SUBSIDIARIES

                                             STATEMENTS OF CONSOLIDATED INCOME

                                        For the Three Years Ended December 31, 1996


                                                                                          Year Ended December 31
                                                                                __________________________________________
                                                                                   1996            1995            1994
                                                                                   ____            ____            ____

                                                                               (Amounts in Thousands except Per Share Data)
     Premiums:
         Life insurance....................................................     $  582,235      $  541,266      $  494,908
         Accident and health...............................................        456,002         449,555         470,570
     Consideration for supplementary contracts and immediate annuities.....         18,999          33,445          29,786
     Other consideration...................................................        203,118         186,399         166,063
     Net investment income.................................................        501,692         488,479         461,494
     Realized gains (losses) on investments................................         (4,993)          6,388          (1,380)
     Other income..........................................................         49,056          34,020          29,746
                                                                                __________      __________      __________
                  Total income.............................................      1,806,109       1,739,552       1,651,187
                                                                                __________      __________      __________

     Death and other benefits..............................................        773,827         715,648         727,611
     Increase in future policy benefits....................................         95,637         112,104          79,268
     Interest credited to policyholder account balances....................        200,388         209,788         194,036
     Amortization of deferred policy acquisition costs.....................        206,570         162,038         159,702
     Commissions...........................................................        170,832         153,491         138,373
     General expenses......................................................        165,225         147,306         133,225
     Insurance taxes and licenses..........................................         34,887          35,966          32,697
     Interest on notes payable.............................................         17,394          15,303          11,239
     Interest on long term debt............................................         21,914          24,396          24,388
     Dividends to policyholders............................................          3,630           3,587           3,651
                                                                                __________      __________      __________
                  Total benefits and expenses..............................      1,690,304       1,579,627       1,504,190
                                                                                __________      __________      __________
         Income from operations before related income taxes................        115,805         159,925         146,997

     Federal income taxes:
         Current...........................................................         29,859          49,449          63,649
         Deferred..........................................................          9,919           5,062         (12,837)
                                                                                __________      __________      __________
                                                                                    39,778          54,511          50,812
                                                                                __________      __________      __________

     Net income............................................................     $   76,027      $  105,414      $   96,185
                                                                                ==========      ==========      ==========

     Net income per share..................................................     $     2.18      $     3.03      $     2.79
                                                                                ==========      ==========      ==========


                                      See accompanying notes to financial statements.


                                      USLIFE CORPORATION AND SUBSIDIARIES

                                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  For the Three Years Ended December 31, 1996

                                                                               Year Ended December 31
                                                                    ___________________________________________
                                                                       1996            1995            1994
                                                                       ____            ____            ____

                                                                               (Amounts in Thousands)
     Cash flows from operating activities:
       Net income..............................................     $   76,027      $  105,414      $   96,185
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........         94,121         102,348          73,048
         Interest credited to policyholder account balances....        200,388         209,788         194,036
         Amounts assessed from policyholder account balances...       (178,405)       (162,999)       (144,726)
         Additions to deferred policy acquisition costs........       (219,439)       (229,079)       (205,099)
         Amortization of deferred policy acquisition costs.....        206,570         162,038         159,702
         Additions to deferred charges.........................         (8,564)         (5,865)         (6,876)
         Deferred federal income taxes (net)...................          9,919           5,063         (12,836)
         Depreciation and amortization.........................         12,254          13,705          12,706
         Change in amounts due policyholders...................         43,595          38,531           5,212
         Change in other liabilities and amounts receivable....         (2,898)        (37,529)          6,799
         Net realized capital losses (gains)...................          4,993          (6,388)          1,380
         Change in restricted cash.............................           (691)           (168)           (613)
         Other, net............................................         (6,387)        (14,518)         (1,057)
                                                                    __________      __________      __________
              Total adjustments................................        155,456          74,927          81,676
                                                                    __________      __________      __________
             Net cash provided by operating activities.........        231,483         180,341         177,861
                                                                    __________      __________      __________
     Cash flows from investing activities:
       Change in policy loans..................................         (1,263)            909            (998)
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        890,081         437,683       1,071,521
           Equity securities...................................            719             988           1,602
           Mortgage loan principal receipts....................         49,289          50,380          47,587
           Real estate.........................................         10,784          10,517          14,371
           Other long term investments.........................          2,520           1,814             266
       Expenditures for property and equipment.................         (4,369)         (4,797)         (4,608)
       Cost of investments purchased:
           Fixed maturities....................................     (1,007,302)       (798,527)     (1,507,082)
           Mortgage loans......................................        (18,743)        (24,652)        (17,769)
           Real estate.........................................         (1,760)           (743)         (1,487)
           Other long term investments.........................        (14,978)            (36)           (131)
           Net (purchases) or sales of short term investments..        (35,569)         59,775         (61,211)
         Other, net............................................          1,366           2,363           1,193
                                                                    __________      __________      __________
             Net cash used in investing activities.............       (129,225)       (264,326)       (456,746)
                                                                    __________      __________      __________
     Cash flows from financing activities:
         Borrowings under credit facility......................             -               -          150,000
         Increase (decrease) in notes payable..................         45,700          26,400         (19,000)
         Dividends to shareholders.............................        (32,585)        (31,186)        (28,801)
         Acquisition of treasury stock.........................         (9,679)         (5,334)         (7,230)
         Repayment of long term debt...........................        (50,000)             -         (100,000)
         Change in policyholder account balances...............       (100,819)         98,858         269,465
         Other, net............................................          5,673           7,283           6,008
                                                                    __________      __________      __________
             Net cash provided (used) by financing activities..       (141,710)         96,021         270,442
                                                                    __________      __________      __________
           Net change in cash..................................        (39,452)         12,036          (8,443)
         Cash at beginning of year.............................         63,914          51,878          60,321
                                                                    __________      __________      __________
         Cash at end of year...................................     $   24,462      $   63,914      $   51,878
                                                                    ==========      ==========      ==========


                                See accompanying notes to financial statements.

                                               USLIFE CORPORATION AND SUBSIDIARIES

                                            STATEMENTS OF CONSOLIDATED EQUITY CAPITAL

                                           For the Three Years Ended December 31, 1996

                                                                                  Year Ended December 31
                                                          ______________________________________________________________________
                                                                   Number of Shares                         Amounts
                                                          __________________________________   _________________________________
                                                               1996        1995        1994        1996        1995        1994
                                                               ____        ____        ____        ____        ____        ____

                                                                          (Number of Shares and Amounts in Thousands)
 Non-redeemable preferred stocks, common stock, and
  other shareholders' equity:

     Preferred stock, Series A:
         Issued, beginning of year.......................         4           5           5  $      448   $      465   $      482
         Shares converted................................         -          (1)          -         (15)         (17)         (17)
                                                            _______     _______     _______  __________   __________   __________
         Issued, end of year.............................         4           4           5         433          448          465
                                                            =======     =======     =======  ==========   ==========   ==========

     Preferred stock, Series B:
         Issued, beginning of year.......................         2           2           2          93          100          103
         Shares converted................................         -           -           -          (9)          (7)          (3)
                                                            _______     _______     _______  __________   __________   __________
         Issued, end of year.............................         2           2           2          84           93          100
                                                            =======     =======     =======  ==========   ==========   ==========


     Common stock:
         Issued, beginning of year.......................    57,469      38,310      38,309      57,469       38,310       38,309
         Options exercised and preferred shares converted         4           3           1           4            3            1
         Three-for-two split of common stock.............         -      19,156          -           -        19,156           -
                                                            _______     _______     _______  __________   __________   __________
         Issued, end of year.............................    57,473      57,469      38,310      57,473       57,469       38,310
                                                            =======     =======     =======  ==========   ==========   ==========

     Paid-in surplus:
         Balance, beginning of year......................                                       117,512      131,823      125,268
         Options, conversions, and restricted stock plan.                                           251          231          358
         Utilization of treasury shares..................                                         2,939        4,659        6,197
         Three-for-two split of common stock.............                                            -       (19,201)          -
                                                                                             __________   __________   __________
         Balance, end of year............................                                       120,702      117,512      131,823
                                                                                             ==========   ==========   ==========

     Net unrealized gains (losses) on securities:
         Balance, beginning of year......................                                       195,450     (156,248)         (29)
         Impact of adoption of SFAS 115, January 1, 1994.                                             -            -      171,436
         Net change during year..........................                                      (127,341)     351,698     (327,655)
                                                                                             __________   __________   __________
         Balance, end of year............................                                        68,109      195,450     (156,248)
                                                                                             ==========   ==========   ==========

     Retained earnings:
         Balance, beginning of year......................                                     1,284,306    1,210,078    1,142,694
         Net income......................................                                        76,027      105,414       96,185
         Cash dividends declared:
                  Preferred stock:
                      Series A ($4.50 per share).........                                           (20)         (20)         (22)
                      Series B ($5.00 per share).........                                            (9)          (9)         (10)
                  Common stock ($.95, $.91 and $.84 per
                   share in 1996, 1995, and 1994,
                   respectively..........................                                       (32,556)     (31,157)     (28,769)
                                                                                             __________   __________   __________
         Balance, end of year............................                                     1,327,748    1,284,306    1,210,078
                                                                                             ==========   ==========   ==========

    Treasury stock:
         Balance, beginning of year......................    22,998      15,493      15,650     339,662      339,972      339,825
         Three-for-two split of common stock.............        -        7,747           -           -            -            -
         Shares acquired during year ....................       329         208         219       9,679        5,334        7,230
         Shares utilized for employee, officer
          and director benefit plans and
          dividend reinvestment plan.....................      (257)       (450)       (376)     (3,224)      (5,644)      (7,083)
                                                            _______     _______     _______  __________   __________   __________
         Balance, end of year............................    23,070      22,998      15,493     346,117      339,662      339,972
                                                            =======     =======     =======  ==========   ==========   ==========

     Deferred compensation:
         Balance, beginning of year......................                                         7,362        6,668          973
         Deferred compensation arising from awards under
          restricted stock plan during year, less
          forfeitures....................................                                           863        3,318        7,736
         Amortization....................................                                        (3,215)      (2,624)      (2,041)
                                                                                             __________   __________   __________
         Balance, end of year............................                                         5,010        7,362        6,668
                                                                                             ==========   ==========   ==========
Total non-redeemable preferred stocks, common stock,
  and other shareholders' equity ("Equity Capital")......                                    $1,223,422   $1,308,254   $  877,888
                                                                                             ==========   ==========   ==========

                                         See accompanying notes to financial statements.

                      USLIFE CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Significant Accounting Policies


Basis of Presentation

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of USLIFE Corporation and all of its subsidiaries (the "Company"). GAAP differs from the statutory accounting practices used by the Company's operating subsidiaries to report to insurance regulatory authorities. All subsidiaries are wholly owned. All material intercompany accounts and transactions have been eliminated.


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


Changes in Accounting and Reporting Standards

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

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") entitled "Accounting for Stock-Based Compensation." The Statement introduced standards for computing the "fair value" of stock options using a mathematical model, as well as expense charges over the related service period based on this calculated value. However, as permitted by SFAS 123, the Company has elected to continue to use the "intrinsic value" approach specified by Accounting Principles Board Opinion No. 25 ("APB 25"), the previous accounting standard, for financial statement purposes. Under APB 25 standards, stock options such as those granted by the Company (with option price set equal to market price at date of grant) do not require income statement charges, although the outstanding options are considered in earnings per share calculations. As a result, the implementation of SFAS 123 had no impact on the Company's reported financial position or results of operation. In accordance with SFAS 123, supplemental disclosure is provided to show the pro-forma effect of using the new measurement standards.

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


                                                                   (Amounts in
                                                                    Thousands)
                                                                   ___________

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

Future Accounting Changes

     In June 1996, FASB issued Statement of Financial Accounting Standards No. 125, entitled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement establishes standards for determining whether transfers of "financial assets" such as securities are to be accounted for as sales, or alternatively, as secured borrowings. The Statement, which applies to transactions in 1997 and thereafter, is not expected to have a material impact on the Company's financial position or results of operations.


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

     Policy loans are stated at the aggregate of unpaid principal balances. Other long term investments, except for certain securities held in a retirement trust which is included in this category, are stated at the lower of cost or their estimated net realizable value. Fixed maturities and equity securities included in the aforementioned retirement trust are classified as "available for sale" and carried at fair value. Short term investments are carried at cost, which approximates fair value.

     Realized gains and losses are included in net income based on specific identification of investments disposed.

     Securities with a reduction in value determined to be other than temporary are adjusted to net realizable value through income statement charges which are included in realized gains or losses. Adjustments to cost for mortgage loans, real estate, and other investments with other than temporary reductions in value are also recognized by income statement charges included in realized gains and losses.

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

Participating Policies

     Participating policies subject to profit limitations approximate 7.2 percent of the individual life insurance in force at December 31, 1996 and 12.1 percent of individual life insurance premium income in 1996. The portion of earnings therefrom that inures to the benefit of the participating policyholders is not available to shareholders. Undistributed earnings payable to participating policyholders are included as a liability in the Consolidated Balance Sheets.

     All participating policies approximate 7.3 percent of the total individual life insurance in force at December 31, 1996 and 12.2 percent of individual life insurance premium income in 1996. The provisions for dividends to policyholders in the statements of consolidated income include dividends paid or payable on participating policies.


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


Other Assets

     Included in other assets is the unamortized portion of goodwill, representing the excess of cost over the value of net assets acquired in subsidiary acquisitions accounted for by the purchase method. Such amounts are being amortized by straight-line basis charges to income over forty year periods which began at the respective dates of acquisition of the acquired subsidiaries. Amortization of goodwill amounted to approximately $2 million for each of the three years ended December 31, 1996.


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


Standby and Permanent Financing Commitments

     In the  ordinary course  of  investment  operations,  the  life  insurance subsidiaries may, in return for commitment fees, extend standby commitments which represent contingent obligations to replace certain borrowings in the event of default by unaffiliated borrowers. The life insurance subsidiaries historically have not provided permanent financing on the major portion of such commitments. The life insurance subsidiaries also may extend permanent financing commitments for investments in mortgage loans, with specified closing dates typically within 90 to 120 days after approval and interest rates and other terms (based on the credit policies utilized for investments in mortgage loans) determined at the commitment date. There were no outstanding standby commitments at December 31, 1996.


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

     The only reportable industry segment of the Company is "Life Insurance" and the related information is presented below:


                                                            Year Ended December 31, 1996
                                                    _______________________________________________

                                                                   Non-reportable
                                                                     segments and
                                                       Life         consolidating
                                                    Insurance       adjustments       Consolidated
                                                   ___________     ______________     ____________

                                                                (Amounts in Thousands)
Total income from unaffiliated sources.........     $1,785,331         $   20,778       $1,806,109
Intersegment transfers.........................         (6,715)             6,715                0
                                                    __________         __________       __________
              Total income.....................     $1,778,616         $   27,493       $1,806,109
                                                    ==========         ==========       ==========

Income before taxes............................     $  181,325         $  (65,520)      $  115,805
                                                    ==========         ==========       ==========

Identifiable assets at December 31.............     $7,749,784         $  129,802       $7,879,586
                                                    ==========         ==========       ==========

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
                                                    ==========         ==========       ==========

     Supplementary  information   for  product  groups  included  in  the  Life
Insurance industry segment is presented below:

                                           Year Ended              Year Ended              Year Ended
                                        December 31, 1996       December 31, 1995       December 31, 1994
                                      _____________________   _____________________   _____________________

                                                    Income                  Income                  Income
                                          Total     Before        Total     Before        Total     Before
                                         Income      Taxes       Income      Taxes       Income      Taxes
                                         ______     ______       ______     ______       ______     ______

                                                               (Amounts in Thousands)
 Product line results,
  before capital gains and losses:

   Individual life and annuity (a)..  $  965,386   $213,721   $  926,087   $206,113   $  849,841   $186,274
   Credit life......................      92,365      1,997       82,772        907       74,316      1,136
   Employer/association group life..     128,313      1,446      125,059      5,119      123,886      5,238
   Other life ......................      87,982      2,345       88,038        656       78,007        281
   Credit disability................      97,164      7,612       89,780      6,883       80,146      5,230
   Employer/association group health     367,146    (42,348)     364,380     (5,197)     403,718      5,639
   Other health and disability......      45,175      1,467       34,990        561       21,376        948
                                      __________   ________   __________   ________   __________   ________

                                       1,783,531    186,240    1,711,106    215,042    1,631,290    204,746

 Capital gains (losses).............      (4,915)    (4,915)       6,413      6,413       (1,322)    (1,322)
                                      __________   ________   __________   ________   __________   ________

                                      $1,778,616   $181,325   $1,717,519   $221,455   $1,629,968   $203,424
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

     During the second quarter of 1996, the Company recorded a pre-tax charge of $49.6 million to recognize revised assumptions reflecting current experience on its traditional indemnity group major medical and related products, including group life insurance cases sold in tandem with these major medical policies. The charge includes a $37.2 million writedown of deferred policy acquisition costs on this block of business and a related adjustment of the reserve for policy benefits amounting to $12.4 million which is included in "Benefits to policyholders and beneficiaries" in the accompanying statements of consolidated income. The charge, on an after-tax basis, amounts to $32.3 million or 93 cents per share. The impact of this charge on 1996 pre-tax results of the Employer / association group life and Employer / association group health lines was $6.2 million and $43.4 million, respectively.

Note 3.  Investments

     The investments of the Company at December 31, 1996 are summarized as follows:

                                                                                  Fair       Carrying
                       Type of Investment                           Cost         Value        Value
                       __________________                           ____      __________  ____________

                                                                         (Amounts in Thousands)
    Bonds and notes:
         United States Government and government
          agencies and authorities...........................     $   86,233   $   87,976   $   87,976
         States, municipalities and political sub-divisions..         32,954       33,548       33,548
         Foreign government..................................        199,055      209,465      209,465
         Public utilities....................................      1,385,643    1,422,944    1,422,944
         All other corporate.................................      3,965,265    4,101,289    4,101,289
                                                                  __________   __________   __________
           Total bonds and notes.............................      5,669,150    5,855,222    5,855,222
    Redeemable preferred stocks..............................          9,140        9,465        9,465
                                                                  __________   __________   __________
           Total fixed maturities............................      5,678,290    5,864,687    5,864,687
                                                                  __________   __________   __________

    Common stocks............................................            357           76           76
    Non-redeemable preferred stocks..........................          3,871        3,710        3,710
                                                                  __________   __________   __________

           Total equity securities...........................          4,228        3,786        3,786
                                                                  __________   __________   __________

           Total fixed maturities and equity securities......      5,682,518   $5,868,473    5,868,473
                                                                  __________   ==========   __________

    Mortgage loans on real estate............................        262,607                   258,723
                                                                  __________                __________

    Real estate:
         Investment properties...............................          6,678                     5,145
         Acquired in satisfaction of debt....................         32,512                    22,803
                                                                  __________                __________

           Total real estate.................................         39,190                    27,948
                                                                  __________                __________

    Policy loans.............................................        283,442                   283,442
    Other long term investments..............................         17,798                    18,720
    Short term investments...................................        105,129                   105,129
                                                                  __________                __________

           Total invested assets.............................      6,390,684                 6,562,435
    Cash on hand and in demand accounts......................         24,462                    24,462
    Restricted funds held in escrow, etc. ...................          2,512                     2,512
                                                                  __________                __________

           Total cash and invested assets....................     $6,417,658                $6,589,409
                                                                  ==========                ==========


     Based on balance sheet carrying value, assets categorized as "non-income producing" for the 12 months ended December 31, 1996 included in fixed maturities, mortgage loans, real estate investment properties, and real estate acquired in satisfaction of debt amounted to $3.8 million, $300 thousand, $1.7 million and $1.5 million, respectively.

     At December 31, 1996, consolidated invested assets included approximately $237 million (based on adjusted cost) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Such investments had an aggregate fair value of approximately $238 million at December 31, 1996 and, based on fair value, represent approximately 3% of consolidated total assets at that date. Approximately $4 million (at fair value) of these investments (adjusted cost, $3 million) represented securities in default at December 31, 1996. Also at December 31, 1996, the carrying value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $700 thousand, and the book value of property acquired through foreclosure of mortgage loans was approximately $23 million.

     The adjusted cost and fair value of the Company's consolidated investments in equity securities and debt securities at December 31, 1996 and 1995 are as follows:

                                                                  December 31, 1996
                                                   ___________________________________________________
                                                                   Gross        Gross
                                                     Adjusted   Unrealized   Unrealized        Fair
                                                       Cost        Gains       Losses         Value
                                                    __________  __________   __________     __________

                                                                  (Amounts in Thousands)
Equity securities..................................   $    3,997    $    149    $    360    $    3,786
                                                      ==========    ========    ========    ==========

Debt securities available for sale:
  U. S. Treasury securities and obligations of U.S.
     government corporations and agencies...........  $   86,233    $  2,974    $  1,231    $   87,976
  Obligations of states and political subdivisions..      32,954         869         275        33,548
  Debt securities issued by foreign governments.....     199,055      11,524       1,114       209,465
  Corporate securities..............................   5,452,113     213,358      36,109     5,629,362
  Redeemable preferred stocks.......................       9,140         368          43         9,465
                                                      __________    ________    ________    __________
  Total fixed maturities and short term investments
       ("debt securities")..........................  $5,779,495    $229,093    $ 38,772    $5,969,816
                                                      ==========    ========    ========    ==========

  Amounts shown in balance sheet:

  Fixed maturities..................................                                        $5,864,687
  Short term investments............................                                           105,129
                                                                                            __________

  Total.............................................                                        $5,969,816
                                                                                            ==========




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
                                                                                            ==========

     Equity Capital at December 31, 1996 and 1995 includes net unrealized gains and losses on available-for-sale securities as follows:

                                                            December 31
                                                      ________________________

                                                         1996          1995
                                                      __________    __________

                                                       (Amounts in Thousands)

Fixed maturities:

  Fair value........................................  $5,864,687    $6,006,864
  Adjusted cost.....................................   5,674,366     5,559,322
                                                      __________    __________

     Unrealized gain ...............................     190,321       447,542
                                                      __________    __________

Equity securities:

  Fair value........................................       3,786         4,717
  Adjusted cost.....................................       3,997         4,918
                                                      __________    __________

     Unrealized loss................................        (211)         (201)
                                                      __________    __________
Unrealized gain on securities in
  retirement trust..................................         922            --
                                                      __________    __________

Total unrealized gain...............................     191,032       447,341
                                                      __________    __________

Related adjustments:

  Deferred policy acquisition costs.................     (82,106)     (135,926)
  Policyholder liabilities..........................      (4,140)      (10,721)
  Deferred federal income tax liability.............     (36,677)     (105,244)
                                                      __________    __________

                                                        (122,923)     (251,891)
                                                      __________    __________

Net unrealized gain on securities included in
  Equity Capital....................................  $   68,109    $  195,450
                                                      ==========    ==========


     Changes  in   net  unrealized   gains  and  losses  on  available-for-sale
securities were as follows:


                                                          1996          1995          1994
                                                       __________    __________    __________

                                                               (Amounts in Thousands)
Unrealized gain (loss) on
  available for sale securities:
    Beginning of year...............................   $  447,341    $ (253,124)   $  380,314
    End of year.....................................      191,032       447,341      (253,124)
                                                       __________    __________    __________

     Net change.....................................     (256,309)      700,465      (633,438)

Change in related adjustments
  of balance sheet accounts:
    Deferred policy acquisition costs...............       53,820      (141,747)      105,710
    Policyholder liabilities........................        6,581       (17,642)       23,627
    Deferred federal income taxes...................       68,567      (189,378)      176,446
                                                       __________    __________    __________

Change in net adjustment to
  Equity Capital during the year....................     (127,341)      351,698      (327,655)

Impact of implementation of
  SFAS 115 on January 1, 1994.......................           --            --       171,436

Net unrealized gain (loss) on
  securities at beginning of year...................      195,450      (156,248)          (29)
                                                       __________    __________    __________

Net unrealized gain (loss) on
  securities at end of year.........................   $   68,109    $  195,450    $ (156,248)
                                                       ==========    ==========    ==========

     Realized gains and losses on the Company's consolidated investments in fixed maturities and equity securities for the three years ended December 31, 1996 are summarized as follows:

                             Pre-tax Realized             Less
                              Gains (Losses)             Amount
                         ________________________                                    Net
                                                      Allocated to                 Realized
                            Fixed        Equity       Participating     Tax         Gains
                          Maturities    Securities    Policyholders    Effect      (Losses)
                          __________    __________    _____________   ________     _________

                                             (Amounts in Thousands)
1996...................  $  (7,526)     $    (202)      $ (1,258)    $  (2,264)   $  (4,206)
                         =========      =========       ========      ========    =========

1995...................      3,629            262           (380)        1,495        2,776
                         =========      =========       ========      ========    =========

1994...................       (630)          (923)           784          (818)      (1,519)
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

     Pre-tax  realized   gains  and  losses  on  fixed  maturities  and  equity
securities are reconciled to consolidated realized gains and losses on investments as follows:

                                       1996            1995            1994
                                    __________      __________      __________

                                              (Amounts in Thousands)
Realized gains (losses):

 Fixed maturities..............     $  (7,526)      $   3,629       $    (630)
 Equity securities.............          (202)            262            (923)
                                    __________      __________      __________

                                       (7,728)          3,891          (1,553)

 Real estate, mortgage loans,
   and other investments.......         2,735           2,497             173

                                    __________      __________      __________

 Total.........................     $  (4,993)      $   6,388       $  (1,380)
                                    ==========      ==========      ==========



     The adjusted cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                          December 31, 1996
                                                        ______________________

                                                         Adjusted      Fair
                                                           Cost       Value
                                                        __________  __________

                                                        (Amounts in Thousands)

         Due in one year or less......................  $  245,215  $  247,436
         Due after one year through five years........   1,320,522   1,359,472
         Due after five years through ten years.......   1,462,075   1,509,899
         Due after ten years..........................   2,751,683   2,853,009
                                                        __________  __________

         Total debt securities........................  $5,779,495  $5,969,816
                                                        ==========  ==========

     Proceeds from disposals of investments in debt securities (excluding short term investments) during 1996, 1995 and 1994 were $890.1 million, $437.7 million, and $1.072 billion, respectively. During 1996, gross gains of $11.2 million and gross losses of $18.7 million were realized on such disposals. During 1995, gross gains of $12.5 million and gross losses of $8.9 million were realized on such disposals. During 1994, gross gains of $31.3 million and gross losses of $31.9 million were realized on such disposals.

     The details of consolidated net investment income for the three years ended December 31, 1996 follow:


                                                               Year Ended December 31
                                                            _____________________________

                                                              1996      1995      1994
                                                              ____      ____      ____

                                                               (Amounts in Thousands)
         Investment income:
           Fixed maturities and short term investments...   $455,289  $438,948  $408,127
           Mortgage loans................................     26,515    31,208    33,905
           Policy loans..................................     18,977    18,939    18,875
           Real estate and other investments.............      8,933     8,303    10,467

                                                            ________  ________  ________

               Total investment income...................    509,714   497,398   471,374


               Investment expenses.......................      8,022     8,919     9,880
                                                            ________  ________  ________

                 Net investment income...................   $501,692  $488,479  $461,494
                                                            ========  ========  ========


Note 4.  Deferred Policy Acquisition Costs

     Details with respect to consolidated deferred policy acquisition costs for the three years ended December 31, 1996 are as follows:


                                                       Year Ended December 31
                                                 ___________________________________

                                                   1996         1995         1994
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
Excluding adjustment relating to net
  unrealized gains and losses on
  securities ("SFAS 115 adjustment"):

  Balance at January 1.........................  $ 854,365     $787,324     $ 741,927
     Additions.................................    219,439      229,079       205,099
     Amortization..............................   (206,570)    (162,038)     (159,702)
                                                 _________     ________     _________

  Balance at December 31,
   before SFAS 115 adjustment..................    867,234      854,365       787,324
SFAS 115 adjustment............................    (82,106)    (135,926)        5,821
                                                 _________     ________     _________

Balance at December 31, as
  reported in consolidated
  balance sheet................................  $ 785,128     $718,439     $ 793,145
                                                 =========     ========     =========

     The balance of deferred policy acquisition costs is allocated to product lines as follows:

                                                             December 31
                                                 ___________________________________

                                                   1996         1995         1994
                                                 _________   __________    _________

                                                      (Amounts in Thousands)
   Individual life and annuities:
     Before SFAS 115 adjustment................  $ 700,443    $ 670,778     $ 615,420
     SFAS 115 adjustment.......................    (82,106)    (135,926)        5,821
                                                 _________    _________     _________

                                                   618,337      534,852       621,241
   Credit life.................................     51,488       46,262        41,570
   Employer/association group life.............     14,275       20,165        22,410
   Other life..................................      5,742        5,665         5,132
                                                 _________    _________     _________
                                                   689,842      606,944       690,353
                                                 _________    _________     _________

   Credit disability...........................     61,128       57,450        52,553
   Employer/association group health...........     31,371       51,495        48,637
   Other health and disability.................      2,787        2,550         1,602
                                                 _________    _________     _________
                                                    95,286      111,495       102,792
                                                 _________    _________     _________

       Total...................................  $ 785,128    $ 718,439     $ 793,145
                                                 =========    =========     =========




Note 5.  Notes Payable

     Notes payable at December 31, 1996 includes $150 million borrowings under a revolving credit agreement between the Company and The Bank of New York (as agent) which expires in April 1999, at which time all borrowings thereunder must mature. The credit agreement provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million.

     Also included in this item are short term borrowings against bank lines of credit or pursuant to certain bank revolving credit agreements, and other short term bank borrowings. The Company has lines of credit of $53 million with 4 banks and a revolving short term bank credit agreement which provide term loan borrowing facilities up to a maximum of $100 million. The lines of credit provide for annual review and renewal at the option of each bank. The interest rates and terms of loans under the lines of credit and the revolving credit agreements are determined bilaterally on the date of borrowing.

     The following table sets forth summary information with respect to short term borrowings of the Company for the three years ended December 31, 1996.

                        As of December 31               Year Ended December 31
                     ________________________   _______________________________________

                                   Weighted                                   Weighted
                                   Average        Maximum        Average       Average
                        Amount     Interest        Amount        Amount       Interest
                     Outstanding     Rate       Outstanding   Outstanding(a)   Rate(b)
                     ___________    ______      ___________   ______________  _________

                                         (Amounts in Thousands)
1996...............  $    268,600    5.9%       $    330,400    $   279,762       6.1%
                     ============    ====       ============    ===========      ====

1995...............  $    222,900    6.3%       $    253,000    $   225,954       6.3%
                     ============    ====       ============    ===========      ====

1994...............  $    196,500    6.2%       $    283,500    $   205,115       5.5%
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


Note 6.  Long Term Debt

   At December 31, 1996 and 1995, consolidated long term debt consists of the following:

                                                                                         December 31
                                                                                   _________________________
                                                                                      1996          1995
                                                                                   ___________   ___________

                                                                                    (Amounts in Thousands)
       9.15 percent nonsubordinated notes due 1999.........................         $     -        $ 50,000
       6.75 percent nonsubordinated notes due 1998, less unamortized discount of $72 thousand and $139 thousand at December 31, 1996
         and 1995, respectively; effective interest rate 6.80 percent......          149,928        149,861
       6.375 percent nonsubordinated notes due 2000, less unamortized discount of $293 thousand and $368 thousand at December 31, 1996
         and 1995, respectively; effective interest rate 6.44 percent......          149,707        149,632
                                                                                    ________       ________

       Total long term debt................................................         $299,635       $349,493
                                                                                    ========       ========


     The contractual maturities of the Company's long term debt are as follows:




                                       Parent Company and Consolidated
                                       _______________________________

                                       December 31,       December 31,
                                           1996               1995
                                       ____________       ____________

                                            (Amounts in Thousands)

       1998.......................       $149,928           $149,861
       1999.......................              -             50,000
       2000.......................        149,707            149,632
                                         ________           ________

              Total...............       $299,635           $349,493
                                         ========           ========



     None of the Company's debt issues are or have been in default.

Note 7.  Federal Income Taxes

     Federal income tax expense relating to operations of the Company for 1996, 1995 and 1994 is comprised of the following components:

                                                                    1996       1995       1994
                                                                    ____       ____       ____

                                                                      (Amounts in Thousands)
    Current tax expense........................................  $ 29,859   $ 49,449   $ 63,649
    Deferred tax expense.......................................     9,919      5,062    (12,837)
                                                                 ________   ________   ________

                                                                 $ 39,778   $ 54,511   $ 50,812
                                                                 ========   ========   ========


     Total tax expense differs from the amount computed by applying the Federal income tax rate of 35 percent in 1996, 1995 and 1994, to income before tax for the following reasons:

                                                         1996                  1995                   1994
                                                 ____________________  _____________________  _____________________
                                                  Amounts    Percent     Amounts    Percent     Amounts    Percent
                                                     in     of Pretax      in      of Pretax      in      of Pretax
                                                 Thousands   Income     Thousands   Income     Thousands   Income
                                                 _________   _______   __________   _______   __________   _______
    Application of Federal income tax rate...    $  40,532     35.0      $ 55,974     35.0     $  51,449     35.0
         Tax exempt interest and dividends
           received deduction................         (325)    (0.3)         (414)    (0.3)         (508)    (0.3)
         Other, net..........................         (429)    (0.4)       (1,049)    (0.6)         (129)    (0.1)
                                                 _________     ____     _________     ____     _________     ____

             Actual tax expense..............    $  39,778     34.3     $  54,511     34.1     $  50,812     34.6
                                                 =========     ====     =========     ====     =========     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                           December 31
                                                      ______________________

                                                         1996       1995
                                                         ____       ____

                                                     (Amounts in Thousands)

Deferred Tax Assets:

    Future policy benefits..........................   $ 149,827   $ 152,158
    Tax net operating loss carryforward.............      28,652      26,161
    Capital gains and losses........................      21,001      40,211
    Capitalization of policy acquisition costs,
      net of amortization, for tax return purposes..      77,323      66,859
    Sale and leaseback transactions.................         175         873
    Allowance for uncollectible receivables.........          75       2,496
    Resisted claim liability........................       4,000       2,840
    Employee retirement benefits....................      30,782      29,740
    Unearned interest...............................       1,390       1,451
    Accrual of interest payable.....................           3         353
    Differences between tax and accounting
      for reinsurance...............................          --         926
    Other...........................................       1,952       2,510
                                                       _________   _________

    Total gross deferred tax assets.................     315,180     326,578

    Total valuation allowance.......................     (16,368)    (16,368)
                                                       _________   _________

    Net deferred tax assets.........................     298,812     310,210
                                                       _________   _________

Deferred Tax Liabilities:
_________________________

    Deferral of policy acquisition costs, net of
      amortization, for accounting purposes.........    (303,533)   (299,028)
    Net unrealized gain on securities...............     (36,675)   (105,244)
    Basis differences between tax and accounting
      for joint ventures............................      (2,599)     (4,499)
    Basis differences between tax and accounting
      for securities................................      (4,962)     (4,920)
    Depreciation....................................      (5,615)     (5,387)
    Prepaid expenses................................      (2,938)     (3,055)
    Differences between tax and accounting
      for reinsurance...............................      (1,143)         --
    Other...........................................      (5,473)    (10,853)
                                                       _________   _________

    Total gross deferred tax liabilities............    (362,938)   (432,986)

                                                       _________   _________

    Net deferred tax asset (liability)..............   $ (64,126)  $(122,776)
                                                       =========   =========

     Federal income  tax returns  have been  examined and settled for all years
through 1988.   The  Company believes  that its recorded income tax liabilities are adequate for all open years.

     Under the provisions of prior tax law applicable to life insurance companies, one half of the excess of the gain from operations of a life insurance company over its taxable investment income was not taxed but was set aside in a special "Policyholders' Surplus Account". Under provisions of the Tax Reform Act of 1984, this account is "frozen" as of December 31, 1983 and is subject to tax under conditions set forth pursuant to prior tax law. Policyholder Surplus may be taxable at the time of its distribution to the company's shareholders or under certain other specified conditions. The Company does not believe that any significant portion of the amount in this account will be taxed in the foreseeable future. However, should the balance at December 31, 1996 become taxable, the tax computed at present rates would be approximately $47.8 million.

     At December 31, 1996, the Company has nonlife net operating loss carryforwards for Federal income tax purposes of approximately $81.9 million which are available to offset future Federal taxable income, if any, through 2011.

Note 8.  Liability for Unpaid Claims

     Activity in the liability for unpaid claims and claim adjustment expenses for the Company's health and disability coverages is summarized as follows:

                                            1996         1995         1994
                                          ________     ________     ________
                                                (Amounts in Thousands)

Balance at January 1.................     $ 77,840     $ 73,627     $ 81,638
Less: reinsurance recoverables.......        5,107        4,115        4,021
                                          ________     ________     ________
Net balance at January 1.............       72,733       69,512       77,617
                                          ________     ________     ________

Amount incurred (a)..................      318,548      301,344      334,699

Amount paid, related to:
    Prior years (b)..................      119,472      102,099       94,083
    Current year.....................      186,972      196,024      248,721
                                          ________     ________     ________
          Total......................      306,444      298,123      342,804
                                          ________     ________     ________

Net balance at December 31...........       84,837       72,733       69,512
Plus: reinsurance recoverables.......        4,859        5,107        4,115
                                          ________     ________     ________
Balance at December 31...............     $ 89,696     $ 77,840     $ 73,627
                                          ========     ========     ========


   (a) Substantially all of the Company's incurred claims and claim adjustment expenses relate to the respective current year.

   (b) Includes current year incurred amount on certain claims originating prior to respective current year.


Note 9.  Retirement Plans

     The Company and its subsidiaries have a qualified noncontributory defined benefit pension plan covering substantially all employees. Benefits are generally based on years of service, the employee's compensation during the last three years of employment, and an average of Social Security covered wage bases. It is the Company's policy to fund pension costs in accordance with the requirements of the Employee Retirement Income Security Act of 1974. Based on such standards, contributions amounting to $5.2 million, $4.2 million and $4.5 million were made for the years ended December 31, 1996, 1995 and 1994, respectively. Substantially all of the Plan assets are invested in the general investment account of a life insurance subsidiary of the Company through a deposit administration insurance contract. As a result of factors including compensation and benefit limitations under Federal tax law applicable to the Company's qualified defined benefit pension plan, the "excess" portion of the pension benefits for certain employees is provided under an unfunded Supplemental Retirement Plan. The unfunded Supplemental Retirement Plan was amended during the 1996 plan year to provide for a lump sum payment provision. Additionally, the Company has an unfunded Retirement Plan for Outside Directors which provides pension benefits to non-employee Directors of USLIFE Corporation subject to specified eligibility requirements. Benefits are based on years of service and the annual retainer at time of retirement.

     Pension expense for all of the above pension plans amounted to $12.625 million, $7.724 million and $7.848 million in 1996, 1995 and 1994, respectively. The net periodic pension cost for these plans in 1996, 1995 and 1994 included the following components:

                                                                    Year Ended December 31
                                                              ___________________________________

                                                                1996          1995          1994
                                                                ____          ____          ____

                                                                     (Amounts in Thousands)
Service cost - benefits earned during the period....          $ 7,403       $ 5,155       $ 5,672
Interest cost on projected benefit obligation.......           10,611         9,114         8,129
Actual return on Plan assets........................           (6,626)       (7,642)       (7,272)
Net amortization and deferral.......................            1,237         1,097         1,319
                                                              _______       _______       _______

Net pension cost....................................          $12,625       $ 7,724       $ 7,848
                                                              =======       =======       =======

     The funded status is reconciled to accrued pension cost included in the Company's consolidated balance sheets as of December 31, 1996 and 1995 as follows:

                                                                  Qualified Plan       Non-Qualified Plans
                                                              _____________________   ____________________

                                                                 1996        1995        1996        1995
                                                                 ____        ____        ____        ____

                                                                        (Amounts in Thousands)
   Actuarial present value of benefit obligations:
       Vested benefit obligation............................  $ (86,636)  $ (83,716)  $ (35,165)  $ (26,977)
                                                              ==========  =========   ==========  =========

       Accumulated benefit obligation.......................  $ (88,408)  $ (85,540)  $ (35,415)  $ (27,044)
       Effect of projected future compensation levels.......    (26,955)    (28,457)     (5,862)     (4,383)
                                                              __________  _________   __________  _________
       Projected benefit obligation for service rendered
         to date............................................   (115,363)   (113,997)    (41,277)    (31,427)
   Plan assets at fair value................................    104,541      97,849         --          --
                                                              __________  _________   __________  _________

   Funded status............................................    (10,822)    (16,148)    (41,277)    (31,427)
   Unrecognized net loss from past experience different
     from that assumed and effects of changes in assumptions     12,275      20,073       9,603       9,045
   Unrecognized portion of initial net (asset) obligation...     (4,332)     (5,415)          3           4
   Unrecognized prior service cost..........................        218         271      10,373       6,734
   Additional minimum balance sheet liability...............         --          --     (14,242)    (11,425)
                                                              __________  _________   __________  _________
   Accrued pension cost.....................................  $  (2,661)  $  (1,219)  $ (35,540)  $ (27,069)
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

                                                                    December 31
                                                             ________________________
                                                             1996      1995      1994
                                                             ____      ____      ____
     Discount rate.....................................      7.6%      7.0%      8.25%
     Rate of increase in compensation levels...........      6.0       6.0       6.0
     Expected long-term rate of return on assets.......      7.5       7.5       7.5


     In addition to providing pension benefits, the Company and its subsidiaries provide certain health care and life insurance benefits to retired employees under a defined benefit plan. Employees may become eligible for these benefits if they have accumulated ten years of service and reach normal or early retirement age while working for the Company. The plan provides benefits supplemental to Medicare after retirees are eligible for Medicare benefits. The postretirement benefit plan contains cost-sharing features such as deductibles and coinsurance, and contributions of certain retirees are subject to annual adjustment. Additionally, the Plan provides for a maximum dollar cap on amounts to be paid by the Company for future increases in the cost of retiree health benefits. It is the Company's current policy to fund these benefits, which are provided through an insurance contract with a life insurance subsidiary of the Company, on a "pay as you go" basis.

Net periodic postretirement benefit cost for 1996, 1995 and 1994 included the following components:

                                                          1996       1995       1994
                                                          ____       ____       ____

                                                             (Amounts in Thousands)
Service cost - benefits earned during the year........  $ 1,159    $   887    $ 1,044
Interest cost on accumulated postretirement
  benefit obligation..................................    1,886      1,943      2,010
Net amortization and deferral.........................   (1,791)    (1,995)    (1,704)
                                                        _______    _______    _______
Net periodic postretirement benefit cost..............  $ 1,254    $   835    $ 1,350
                                                        =======    =======    =======


     The funded status of the non-pension postretirement benefit program as of December 31, 1996 and 1995 is reconciled to accrued postretirement benefit cost as follows:


                                                               December 31
                                                        _________________________

                                                           1996            1995
                                                           ____            ____

                                                         (Amounts in Thousands)
      Accumulated postretirement benefit obligation:

        Retirees.................................       $(15,722)       $(16,692)
        Fully eligible active plan participants..         (5,161)         (4,238)
        Other active plan participants...........         (7,124)         (8,129)
                                                        ________        ________

           Total.................................        (28,007)        (29,059)
        Plan assets..............................            --              --
                                                        ________        ________

           Funded status.........................        (28,007)        (29,059)
        Unrecognized net (gain) or loss..........        (17,040)        (15,204)
        Unrecognized prior service cost..........        (11,991)        (12,940)
                                                        ________        ________

        Accrued postretirement benefit cost......       $(57,038)       $(57,203)
                                                        ========        ========


     Excess gains or losses and unrecognized changes in prior service cost resulting from Plan amendments are being amortized over the average remaining service period to full eligibility for benefits of the active participants.

     For measurement purposes, an 8 percent annual rate of increase in the per-capita cost of covered health benefits (ie., health care cost trend rate) was assumed for 1996; the rate was assumed to decrease to 6 percent in the year 1997 and remain at that level thereafter. A 7 percent annual rate of increase in claims reimbursed by Medicare for retirees over age 65 was assumed for 1996; the rate was assumed to decrease to 6 percent in the year 1997 and remain at that level thereafter. The assumed health care cost trend rate does not have a significant effect on the amounts reported in accordance with Statement of Financial Accounting Standards No. 106 ("Employers' Accounting for Postretirement Benefits Other Than Pensions") due to the maximum dollar cap noted above. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by approximately $192 thousand and the aggregate of the service and interest cost components of 1996 net periodic postretirement benefit cost by $13 thousand. The discount rate used in determining the accumulated postretirement benefit obligation was 7.6% at December 31, 1996, 7.0% at December 31, 1995 and 8.25% at December 31, 1994.

Note 10.  Capital Stock

      Non-Redeemable Preferred Stocks

     The $4.50 Series A Convertible Preferred Stock ($1.00 par value; authorized and issued as of December 31, 1996, 4,332 shares; December 31, 1995, 4,480 shares; December 31, 1994, 4,653 shares) is carried at involuntary liquidating value of $100 per share in the financial statements; is entitled to cumulative annual dividends of $4.50 per share; may be redeemed in whole or in part at the option of the Company at $100 per share; and is convertible at any time into Common Stock at a conversion price which at December 31, 1996 was $8.33 per share (each share of Series A Stock valued at $100), subject to adjustment under a formula intended to protect against dilution in certain events. Holders are entitled to vote together with the Common Stock and Series B Convertible Preferred Stock as one class on the basis of one vote per share and to vote as a class upon the election of two directors during any period in which four quarterly dividends (whether or not consecutive) are in default.

     The $5.00 Series B Convertible Preferred Stock ($1.00 par value; authorized and issued as of December 31, 1996, 1,689 shares; December 31, 1995, 1,852 shares; December 31, 1994, 2,003 shares) is carried at involuntary liquidating value of $50 per share in the financial statements; is entitled to cumulative annual dividends of $5.00 per share; may be redeemed in whole or in part at the option of the Company at $100 per share; and is convertible at any time into Common Stock at a conversion price which at December 31, 1996 was $8.34 per share (each share of Series B Stock valued at $100), subject to adjustment under a formula intended to protect against dilution in certain events. Voting rights are the same as those of holders of Series A Stock.

     The Preferred Stock, undesignated ($1.00 par value; authorized as of December 31, 1996, 10,793,979 shares, issued none), may be issued by authorization of the Board of Directors without further approval of shareholders. The Board has broad powers to fix the terms of such issues subject to the limit that the aggregate of all amounts which may be paid to holders of all of the series of Preferred Stock upon the involuntary liquidation, dissolution or winding up of the Company cannot exceed $100 times the number of such shares plus accrued unpaid dividends.


      Common Stock

     The outstanding shares of Common Stock (par value $1.00 per share; authorized, as of December 31, 1996, 120,000,000 shares; December 31, 1995 and 1994, 60,000,000 shares; issued, including treasury shares, as of December 31, 1996, 57,472,605 shares; December 31, 1995, 57,468,882 shares; December 31,
1994, 57,465,735 shares) entitle each holder to one vote per share in the election of directors and on all other matters submitted to a vote of shareholders and to such dividends and distributions as may be declared by the Board of Directors out of funds legally available. At December 31, 1996, 72,235 shares of Common Stock were reserved for issuance upon conversion of Preferred Stock. The Company sponsors, through certain of its life insurance subsidiaries, savings plans for selected general agents and producers (the "Agents Plans") providing for distribution of Common shares to participants if specified qualification and vesting requirements are satisfied. As of December 31, 1996, participant interests relating to 40,136 Common shares had vested under the Agents Plans. On July 10, 1986 the Company issued, to shareholders of record on that date, one Common Stock Purchase Right (a "Right") for each share of Common Stock owned on that date. Until the Rights become exercisable they will be represented by the stock certificates for all outstanding Common Stock including newly issued shares. Upon the occurrence of certain events specified in a Rights Agreement dated as of June 24, 1986 and amended and restated as of September 27, 1994 between the Company and Chase Manhattan Bank, formerly known as Chemical Bank (successor by merger to Manufacturers Hanover Trust Company) as Rights Agent, the Rights will become exercisable, separate certificates representing the Rights will be issued, and each Right will entitle the holder to purchase one half of a share of the Common Stock for $107. Under certain circumstances specified in the Rights Agreement each Right will entitle the holder to purchase, for one half of its then market value, publicly traded common stock of any corporation which acquires the Company; each Right will also entitle the holder, with certain exceptions specified in the Rights Agreement, to purchase $150 worth of the Common Stock for $75. As of December 31, 1996, the Rights had not become exercisable. See Note 22 relating to subsequent event.

     The Company also sponsors a Dividend Reinvestment and Stock Purchase Plan which enables holders of the Company's Common Stock to invest cash dividends and optional cash payments in additional shares of the Common Stock. In 1996, 1995 and 1994, respectively, 32,955, 37,208 and 39,861 shares of the Common Stock had been sold pursuant to the Dividend Reinvestment and Stock Purchase Plan.


     Treasury Stock

     At December 31, 1996, there were 23,070,016 shares of Common Stock held in treasury. During 1996, 329,251 Common shares were acquired (including 232,000 shares purchased under a repurchase program and 97,251 shares relating to benefit plans), at an aggregate cost of $9.7 million, and 256,928 Common shares, with an aggregate cost of $3.2 million, were utilized for certain employee, director, and agent benefit plans and for the Dividend Reinvestment and Stock Purchase Plan of USLIFE Corporation. At December 31, 1995, treasury stock consisted of 22,997,693 Common shares. Common shares outstanding, net of treasury shares, as of December 31, 1996 and 1995 are as follows:

                                               December 31
                                          ________________________

                                             1996         1995
                                             ____         ____

Common shares issued..............        57,472,605    57,468,882
Treasury shares...................        23,070,016    22,997,693
                                          __________    __________

Net outstanding common shares.....        34,402,589    34,471,189
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

     A summary of activity under all stock option plans for the three years ended December 31, 1996 is presented below:


                                                 Number
                                                                    Average
                                                   of             Option Price
                                                 Shares            Per Share
                                                 ______           ___________

        Outstanding, December 31, 1993........ 1,557,667          $  20.73
             Granted..........................   117,000             25.47
             Exercised........................   128,823             17.91
             Terminated.......................    41,625             23.68
                                               _________          ________

        Outstanding, December 31, 1994........ 1,504,219             21.26
             Granted..........................   108,456             25.71
             Exercised........................   214,028             19.18
             Terminated.......................     6,547             24.69
                                               _________          ________

        Outstanding, December 31, 1995........ 1,392,100             21.91
             Granted..........................   193,648             29.71
             Exercised........................   167,063             20.44
             Terminated.......................     5,250             24.92
                                               _________          ________

        Outstanding, December 31, 1996........ 1,413,435          $  23.15
                                               =========          ========

     Exercise prices for options outstanding at December 31, 1996, range from a minimum of approximately $16 per share to a maximum of approximately $33 per share. The average remaining maximum term of options outstanding is approximately 5 years.

     As of December 31, 1996, 1995 and 1994, options for 984,515 shares, 904,525 shares and 1,386,657 shares were exercisable under all stock option plans, respectively, at average prices of $21.32, $20.28 and $18.92 per share. As of December 31, 1996, up to 2,241,573 common shares could be issued under the Company's stock option plans.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), introduced standards for computing "fair value" of stock options using a mathematical model, as well as expense charges over the related service period based on this calculated value. However, as permitted by SFAS 123, the Company has elected to continue to use the "intrinsic value" approach specified by Accounting Principles Board Opinion No. 25 ("APB 25"), the previous accounting standard, for financial statement purposes. Under APB 25 standards, stock options such as those granted by the Company (with option price set equal to market price at date of grant) do not require income statement charges, although the outstanding options are considered in earnings per share calculations.

If the Company had elected to recognize compensation based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated in the table below:

                                              1996                   1995

                                           __________             __________

                                             (Amounts in thousands except
                                                   per share data)

Net income - as reported.................   $ 76,027               $105,414
Net income - pro forma...................     75,774                105,351
Net income per share - as reported.......       2.18                   3.03
Net income per share - pro forma.........       2.17                   3.03


     Stock-based compensation costs reduced pro-forma net income in the above calculations by $253 thousand and $63 thousand in 1996 and 1995, respectively. The pro-forma effect on net income for 1996 and 1995 is not representative of the pro-forma effect of stock options on net income in future years because it considers only options granted in 1995 and thereafter as required by SFAS 123. Since stock options are generally awarded each year, their impact on pro-forma net income for future years would be expected to increase as more stock options are included in these calculations.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                              1996                   1995

                                           __________             __________

Expected life (years)....................        6                      6
Interest rate............................     6.40%                  6.58%
Volatility...............................    22.48%                 22.34%
Dividend Yield...........................     3.10%                  3.41%


     The weighted average fair value of options granted was $7.39 and $6.21 in 1996 and 1995, respectively.



     The Company has a Book Unit Plan for certain key employees. Under the terms of the Plan, the Board of Directors may award, at its sole discretion, one or more units to employees it has selected to become participants in the Plan. No more than 900,000 units shall be outstanding under the Plan at any time. The value of units granted prior to 1994 shall be the amount by which the book value per share, as of the award date, has been increased or decreased by (a) the sum of the increases or decreases in the book value per share of the Company's common stock, excluding the impact of "mark-to-market" adjustments required by FASB Statement No. 115 to recognize unrealized gains and losses on debt and equity securities, plus (b) dividend equivalents for subsequent years up to and including the valuation date. In May 1994, the Plan was amended to limit the number of book units that may be granted to any one individual during a one-year period to no more than 112,500 and further, to eliminate the inclusion of cumulative dividends paid to shareholders in calculating the value of book units awarded in 1994 and thereafter. Accordingly, approximately $1.6 million, $1.3 million, and $1.7 million were charged to expense in 1996, 1995 and 1994, respectively.

     A summary of units outstanding under the Book Unit Plan follows:

                                       Number         Award              Valuation
Year of Grant                         of Units        Date                 Date
_____________                         ________        _____              _________
1992.............................     184,500     January 1, 1992     December 31, 1996
1993.............................     255,750     January 1, 1993     December 31, 1997
1994.............................      11,250     January 1, 1994     December 31, 1998
1995.............................      23,250     January 1, 1995     December 31, 1999
1996.............................     196,500     January 1, 1996     December 31, 2000
                                      _______


Outstanding, December 31, 1996...     671,250
                                      =======


     The Company also has a Restricted Stock Plan for selected key employees. Under the terms of the Plan, a committee of the Board of Directors may award restricted shares of common stock of the Company, up to an aggregate maximum of 1,575,000 shares, to designated Participants. The shares, when awarded, are initially non-transferable and subject to forfeiture in the event that the Participant ceases to be an employee of USLIFE or any of its subsidiaries other than by reason of death, permanent disability, retirement, or certain other specified circumstances. These restrictions generally terminate with respect to 20% of the number of shares awarded on March 1 of each of the five calendar years following the year of award, at which time the appropriate number of unrestricted shares are distributed to the Participant. For certain awards, restrictions terminate with respect to one-third of the number of shares awarded on the first, second, and third anniversaries of the award date, with similar distribution. In the event of a Change in Control, as defined in the Plan, restrictions would terminate as to previously awarded but unvested shares. The Plan limits the number of shares that may be granted to any one individual during any one-year period to 112,500, and provides for forfeiture of awards to certain key officers under the Plan in the event that performance goals based on the Company's "Earnings Per Share from Continuing Operations," as defined in the Plan, are not satisfied. Upon award of shares under the Plan, deferred compensation equivalent to the market value of the shares on the award date is charged to Equity Capital. Such deferred compensation is subsequently amortized by means of charges to expense over the period during which the restrictions lapse. During 1996, a total of 27,393 shares were awarded under the plan. During 1995, a total of 126,699 shares were awarded under the Plan. During 1994, a total of 306,411 shares were awarded under the Plan, and 7,998 previously awarded shares were forfeited pursuant to the terms of the Plan. As of December 31, 1996, there were 278,247 previously awarded shares outstanding under the Plan as to which the restrictions had not yet lapsed. Expense charges recognized in 1996, 1995 and 1994 relating to these awards amounted to approximately $3.2 million, $2.6 million and $2.0 million, respectively.

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

Note 12.  Leases

     A subsidiary of the Company leases a portion of a building located at 125 Maiden Lane, New York, New York, which houses the subsidiary's principal executive offices as well as the headquarters of the Company and several other subsidiaries. The lease expires in 2006 and provides a renewal option based on fair rental value at time of renewal. Additionally, several subsidiaries lease office space at other locations generally for periods ranging from five to fifteen years, and certain subsidiaries utilize leased furniture and office equipment. Certain of the operating leases for office premises provide for renewal options for periods ranging from five to twenty years based on fair rental value at time of renewal, and further options relating to rental of additional office space. The minimum rental commitments for all such non-cancelable operating leases as of December 31, 1996 approximate $11.8 million in 1997, $11.2 million in 1998, $10.1 million in 1999, $9.5 million in 2000,
$8.9 million in 2001, and a total of $29.7 million from 2002 to 2007. Total rental expense amounted to approximately $10.9 million, $12.5 million and $13.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.


Note 13.  Contingent Liabilities and Commitments

     The Company has entered into Key Executive Employment Protection Agreements with selected key employees, which provide for certain contingent severance benefits, based on compensation, in the event of a Change in Control (as defined in the agreements). The Company has outstanding Standby Letters of Credit with three banks representing contingent obligations to fund various trusts established in connection with certain employment contracts of management employees, inclusive of the Key Executive Employment Protection Agreements, as well as certain employee and Director benefit plans, in the event of a Change in Control (as defined in the trust agreements), totalling $122 million as of December 31, 1996. See Note 22 relating to subsequent event. Additionally, in connection with the application by a life insurance subsidiary for an additional state license to transact business, USLIFE Corporation has agreed to guarantee that subsidiary's maintenance of the state's minimum capital and surplus requirements (amounting to $4.4 million at December 31, 1996) for a ten year period commencing at the effective date of such license. The Company has also agreed to guarantee the payment and performance of two real estate leases which expire December 31, 2006 and June 30, 2007, respectively, for two of its subsidiaries, which represent gross minimum rents for the remaining term of the leases totalling, as of December 31, 1996, $17.6 million and $14.9 million, respectively, plus additional rents representing any increase in operating expenses and real estate taxes over the base year (defined in the leases as calendar year 1995 and 1997, respectively).

     As of December 31, 1996, the life insurance subsidiaries had outstanding an aggregate $25.6 million of permanent financing commitments for investments in mortgage loans based on the credit policies and terms typically utilized for these investments. The major portion of these commitments are anticipated to be funded within 120 days of that date.

     The Company and certain of its subsidiaries are involved in litigation, which originated in 1981, with a former officer of a former subsidiary of the Company. Allegations in the former officer's lawsuit included a claim for malicious prosecution. In 1993 a judgment was rendered in favor of the Company on this claim, which was the only remaining claim in the former officer's lawsuit. That judgment was appealed and in November, 1996, the Court of Appeals reversed the trial court's dismissal of the claim. The Company has petitioned the California Supreme Court for review which if rejected, will result in the case being returned to the trial court for a jury trial. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

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

     In March, 1995, a purported class action was filed alleging that a subsidiary of the Company issued insurance contracts in an amount sufficient to cover the gross amount of indebtedness, rather than the net amount of indebtedness, contrary to Alabama law. The complaint contains claims of fraud and breach of contract based on allegations that defendant misrepresented the amount of insurance needed. In a similar case, the Alabama Supreme Court recently granted a motion to dismiss all punitive damage claims. Defendant is continuing to aggressively defend the lawsuit. Plaintiffs seek compensatory and punitive damages. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

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

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                      December 31, 1996            December 31, 1995
                                                   _______________________      _______________________
                                                    Carrying      Fair           Carrying      Fair
                                                     Amount       Value           Amount       Value
                                                   __________   __________      __________   __________

                                                                  (Amounts in Thousands)
Financial Assets:
   Cash:
     On hand and in demand accounts..........      $   24,462   $   24,462      $   63,914   $   63,914
     Restricted funds held in escrow, etc. ..           2,512        2,512           1,821        1,821

   Short-term investments....................         105,129      105,129          69,560       69,560
   Fixed maturities..........................       5,864,687    5,864,687       6,006,864    6,006,864
   Equity securities.........................           3,786        3,786           4,717        4,717
   Mortgage loans............................         258,723      265,270         296,045      308,343

Financial Liabilities:
   Policyholder account balances
   relating to investment contracts..........       1,532,021    1,541,676       1,788,794    1,800,825

   Long-term debt............................         299,635      299,313         349,493      357,161




     In accordance with the requirements of Statement No. 107 of the Financial Accounting Standards Board ("Disclosures about Fair Value of Financial Instruments"), the financial instruments presented above exclude accounts relating to the Company's insurance contracts and certain other classes of assets and liabilities. The Company has not utilized derivative financial instruments such as futures, forward, swap, or option contracts as defined in Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," for periods presented herein.

     The estimated fair values of the Company's policy loan assets at December 31, 1996 and 1995 are not materially different from the respective carrying values at those dates.

     It should be noted that fair value estimates based on assumed discount rates and assumptions and estimates of the timing and amount of future cash flows are significantly affected by the assumptions used.


     Concentrations of Credit Risk

     The Company's investments in fixed maturities and equity securities are comprised of a diverse portfolio represented by approximately 600 issuers, with no issuer accounting for more than 1% of the Company's total investment in these securities, based on fair value, at December 31, 1996.

     The geographical distribution of the collateral for the Company's mortgage loans at December 31, 1996, by United States region and based on book value, is as follows:


                   New England..........................     5%
                   Middle Atlantic states...............    18
                   North-central states.................    20
                   South Atlantic states................    18
                   South-central states.................    13
                   Mountain states......................    10
                   Pacific states.......................    16
                                                          _____

                                                           100%
                                                          =====


     The distribution of the Company's mortgage loans at December 31, 1996 by type of collateral, based on book value, is as follows:

                   Office buildings.....................    34%
                   Industrial / warehouse properties....    20
                   Retail...............................    35
                   Apartments...........................     1
                   One to four family residential.......     2
                   Hotel / motel, medical, and other....     8
                                                          _____

                                                           100%
                                                          =====


     The Company's reinsurance receivables and other recoverable amounts at December 31, 1996 relate to approximately 130 reinsurers. Two major United States insurance companies, rated "A+" (superior) and "A" (excellent) respectively by A. M. Best Company, a recognized insurance rating agency, each account for approximately 15% of the total reinsurance receivable and recoverable amount at that date. Other than these companies, no single reinsurer accounts for more than 6% of the total reinsurance receivable and recoverable amount at December 31, 1996. The Company monitors the financial condition of its reinsurers in order to minimize its exposure to loss from reinsurer insolvencies.


Note 15.  Reinsurance

     The life insurance subsidiaries reinsure with other companies portions of the risks they underwrite and assume portions of risks on policies underwritten by other companies. The life insurance subsidiaries generally reinsure risks over $1.5 million as well as selected risks of lesser amounts. In this connection, $14.3 billion, representing 8 percent of total life insurance in force as of December 31, 1996, was ceded to other carriers. Reinsurance contracts do not relieve the Company from its obligations to policyholders, and the Company is contingently liable with respect to insurance ceded in the event any reinsurer is unable to meet the obligations which have been assumed.

     The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                            Year Ended December 31
                                                     ____________________________________

                                                       1996         1995          1994
                                                       ____         ____          ____

                                                            (Amounts in Thousands)
    Premiums, before reinsurance ceded.........     $1,117,195   $1,067,480    $1,043,958
    Premiums ceded.............................         78,958       76,659        78,480
                                                    __________   __________    __________
    Net premiums...............................     $1,038,237   $  990,821    $  965,478
                                                    ==========   ==========    ==========


    Other considerations, before reinsurance
       ceded...................................     $  222,313   $  203,136    $  180,954
    Other considerations ceded.................         19,195       16,737        14,891
                                                    __________   __________    __________
    Net other considerations...................     $  203,118   $  186,399    $  166,063
                                                    ==========   ==========    ==========



    Benefits to policyholders and beneficiaries,
      before reinsurance recoveries............     $  827,819   $  778,868    $  782,415
    Reinsurance recoveries.....................         53,992       63,220        54,804
                                                    __________   __________    __________
    Benefits to policyholders and beneficiaries,
      net of reinsurance recoveries............     $  773,827   $  715,648    $  727,611
                                                    ==========   ==========    ==========



     A summary of reinsurance activity for the three years ended December 31, 1996 is presented below:

                                                                                                 Percentage
                                                        Ceded to      Assumed                    of Amount
                                             Gross        Other     From Other         Net        Assumed
                                            Amount      Companies    Companies       Amount        to Net
                                            ______      _________    _________       ______      _________

                                                              (Amounts in Thousands)
Year Ended December 31, 1996
    Life insurance in force.............. $156,776,550  $14,268,859  $21,199,565  $163,707,256      12.9%
                                          ============  ===========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    566,411  $    39,683   $   55,507  $    582,235       9.5%
       Accident and health insurance.....      493,068       39,275        2,209       456,002       0.5
                                          ____________  ___________   __________  ____________       ___

            Total premiums............... $  1,059,479  $    78,958   $   57,716  $  1,038,237       5.6%
                                          ============   ==========   ==========  ============       ===




Year Ended December 31, 1995
    Life insurance in force.............. $140,872,356   $9,270,244  $18,765,435  $150,367,547      12.5%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    529,639   $   37,513  $    49,140  $    541,266       9.1%
       Accident and health insurance.....      487,064       39,146        1,637       449,555       0.4
                                          ____________   __________  ___________  ____________      ____

            Total premiums............... $  1,016,703   $   76,659  $    50,777  $    990,821       5.1%
                                          ============   ==========  ===========  ============      ====

Year Ended December 31, 1994
    Life insurance in force.............. $124,881,337   $7,837,101  $16,800,790  $133,845,026      12.6%
                                          ============   ==========  ===========  ============      ====

    Premiums:
       Life insurance.................... $    491,151   $   42,362  $    46,119  $    494,908       9.3%
       Accident and health insurance.....      503,442       36,118        3,246       470,570       0.7
                                          ____________   __________  ___________  ____________      ____

            Total premiums............... $    994,593   $   78,480  $    49,365  $    965,478       5.1%
                                          ============   ==========  ===========  ============      ====


     The estimated amounts of reinsurance recoverable on paid and unpaid claims included in the Consolidated Balance Sheets as of December 31, 1996 and 1995 are as follows:

                                                                December 31
                                       __________________________________________________________

                                                    1996                        1995
                                       _____________________________  ___________________________

                                            Paid          Unpaid         Paid         Unpaid
                                           Claims         Claims        Claims        Claims
                                           ______         ______        ______        ______

                                                         (Amounts in Thousands)
    Life insurance....................   $   6,749      $   9,258      $   5,994    $  11,487
    Accident and health insurance.....       1,785          4,859          2,574        5,107
                                         _________      _________      _________    _________

         Total........................   $   8,534      $  14,117      $   8,568    $  16,594
                                         =========      =========      =========    =========


     The amount included in the consolidated balance sheets at December 31, 1996 and 1995 for "Other reinsurance recoverable" includes the estimated amounts recoverable on unpaid claims as indicated above as well as prepaid reinsurance premiums.



Note 16.  Income Per Share


     The following table sets forth the computations of income per share for the three years ended December 31, 1996:

                                                                 Year Ended December 31
                                                            _______________________________

                                                              1996       1995       1994
                                                              ____       ____       ____

                                                           (Shares and Amounts in Thousands
                                                              except Per Share Data)
  Net income.............................................   $ 76,027   $105,414    $96,185
                                                             =======   ========    =======

  Weighted average common shares outstanding,
    net of treasury shares...............................     34,373     34,363     34,238

   Add-Common share equivalents of:
     Preferred Stock - Series A..........................         53         54         57
     Preferred Stock - Series B..........................         21         23         24
     Outstanding stock options-treasury stock method.....        430        371        211
                                                             _______   ________    _______

  Total common shares and common equivalent shares.......     34,877     34,811     34,530
                                                             =======   ========    =======

  Net income per share...................................    $  2.18   $   3.03    $  2.79
                                                             =======   ========    =======


Note 17.  Statement of Cash Flows Information

     For the years ended December 31, 1996, 1995 and 1994, respectively, interest paid amounted to $39.4 million, $38.2 million, and $34.8 million, and Federal income taxes paid amounted to $31.3 million, $55.7 million and $60.5 million. The major portion of the disposals of fixed maturity investments relate to securities sold or redeemed prior to their maturity dates. The $890 million disposals of fixed maturity investments by the Company for the year ended December 31, 1996 included approximately $124 million (adjusted cost) of securities which were called for redemption by the respective issuers prior to maturity. On a similar basis, redemptions of fixed maturities included in total disposals amounted to $115 million and $209 million in 1995 and 1994, respectively.


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


                                                 As Reported               As Included in the Company's
                                                    on a                 Consolidated Financial Statements
                                            Regulatory Basis (a)             in Accordance with GAAP
                                        ______________________________   __________________________________

                                          1996       1995       1994         1996       1995       1994
                                         ______     ______     ______       ______     ______     ______

                                                         (Amounts in Thousands)
Net income for the year
  ended December 31 (b)...............  $ 83,729   $ 40,626   $ 31,368   $  119,264 $  146,058 $  133,352
                                        ========   ========   ========   ========== ========== ==========

Equity capital at December 31.........  $592,267   $574,757   $572,691   $1,707,921 $1,786,106 $1,326,922
                                        ========   ========   ========   ========== ========== ==========
______

(a) Statutory accounting practices require acquisition costs on new business (including commissions and underwriting and issue costs) to be charged to expense when incurred. Regulatory net income includes income (loss) attributed to participating policyholders of approximately $(14) million, $(21) million, and $200 thousand in 1996, 1995, and 1994, respectively, with the 1995 and 1996 losses primarily a result of higher levels of sales of participating term insurance products. Regulatory equity capital includes capital attributed to participating policyholders of approximately $5 million, $20 million, and $30 million at December 31, 1996, 1995 and 1994, respectively. Capital attributed to participating policyholders is not available for payment of dividends to shareholders.

(b) Regulatory net income includes after-tax capital losses of $9 million, $8 million, and $10 million in 1996, 1995, and 1994, respectively. GAAP net income includes after-tax capital gains (losses) of $(3) million, $4 million and $(1) million in those years, respectively.


     The dividend paying capability of the life insurance subsidiaries is generally limited by after-tax income and equity capital as reported on a regulatory basis. As a result of the appropriate adjustments, including deferral and amortization of policy acquisition costs and fair value accounting for fixed maturities under GAAP, equity capital of the life insurance subsidiaries prepared in accordance with GAAP exceeds regulatory equity capital as indicated above. Notice to or approval by regulatory authorities is frequently required for dividends paid by insurance companies. Loans to or advances from the life insurance subsidiaries to the parent company may also be subject to regulatory approval requirements or limitations. At December 31, 1996, the portion of the aggregate $1.708 billion GAAP equity capital of the life insurance subsidiaries which was not available for transfer to the parent company by dividend, loan, or advance or available for such transfer only with regulatory approval ("Restricted Net Assets"), as a result of insurance laws and regulations, amounted to $1.643 billion. Cash dividends paid by all consolidated subsidiaries to the parent company totalled $70 million, $42 million and $46 million in 1996, 1995 and 1994, respectively. The 1995 cash dividends included $6.5 million remitted by an inactive life insurance subsidiary and then contributed to another life subsidiary in connection with the earlier combination of the two companies' operations.

Note 19.  Supplementary Insurance Information

     Supplementary data relating to the life insurance industry segment of the Company for the three years ended December 31, 1996 is presented below.

                       Year Ended December 31, 1996          Year Ended December 31, 1995            Year Ended December 31, 1994
                    __________________________________   _____________________________________   ___________________________________

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


                                                                (Amounts in Thousands)
Deferred policy
 acquisition
    costs........  $  785,128  $      -     $  785,128   $  718,439  $      -     $  718,439    $  793,145  $      -     $  793,145
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Future policy
 benefits:

  Life...........  $1,403,968  $      -     $1,403,968   $1,324,395  $      -     $1,324,395    $1,254,879  $      -     $1,254,879
  Accident and
   health........     337,602         -        337,602      314,032         -        314,032       277,117         -        277,117
                   __________  _________    __________   __________  _________    __________    __________  _________    __________

   Total.........  $1,741,570  $      -     $1,741,570   $1,638,427  $      -     $1,638,427    $1,531,996  $      -     $1,531,996
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Policyholder
 account balances
 for universal
 life-type and
 investment
 contracts.......  $3,709,191  $      -     $3,709,191   $3,787,546  $      -     $3,787,546    $3,641,393  $      -     $3,641,393
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Other policy
 claims and
 benefits
 payable.........  $  299,928  $     400    $  300,328   $  259,135  $     233    $  259,368    $  215,102  $    (282)   $  214,820
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Premium income:
  Life...........  $  583,013  $    (778)   $  582,235   $  542,000  $    (734)   $  541,266    $  495,568  $    (660)   $  494,908
  Accident and
    health.......     457,463     (1,461)      456,002      451,197     (1,642)      449,555       474,135     (3,565)      470,570
                   __________  _________    __________   __________  _________    __________    __________  _________    __________

    Total........  $1,040,476  $  (2,239)   $1,038,237   $  993,197  $  (2,376)   $  990,821    $  969,703  $  (4,225)   $  965,478
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Other consider-
  ation..........  $  203,118  $      -     $  203,118   $  186,399  $      -     $  186,399    $  166,063  $      -     $  166,063
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Net investment
  income.........  $  489,387  $  12,305    $  501,692   $  475,839  $  12,640    $  488,479    $  448,712  $  12,782    $  461,494
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Realized gains
  (losses).......  $   (4,915) $     (78)   $   (4,993)  $    6,413  $     (25)   $    6,388    $   (1,322) $     (58)   $   (1,380)
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Benefits, claims,
 losses and
 settlement
 expenses........  $1,069,452  $     400    $1,069,852   $1,037,307  $     233    $1,037,540    $1,001,197  $    (282)   $1,000,915
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Amortization of
 deferred policy
 acquisition
 costs...........  $  206,570  $      -     $  206,570   $  162,038  $      -     $  162,038    $  159,702  $      -     $  159,702
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========

Other operating
 expenses  ......  $  321,269  $  92,613    $  413,882   $  296,719  $  83,330    $  380,049    $  265,645  $  77,928    $  343,573
                   ==========  =========    ==========   ==========  =========    ==========    ==========  =========    ==========



Note 20.  Condensed Financial Information of Parent Company

                                          CONDENSED BALANCE SHEETS
                                               PARENT COMPANY

                                                   ASSETS
                                                                                           December 31
                                                                                      ______________________

                                                                                        1996        1995
                                                                                        ____        ____
                                                                                      (Amounts in Thousands)
 Cash and invested assets:
    Cash and certificates of deposit................................................. $    5,475  $    8,060
    Fixed maturities available for sale, at fair value...............................     21,358      42,745
    Equity securities, at fair value.................................................         76          82
    Other long term investments......................................................     17,220       1,000
    Short term investments...........................................................        778         741
                                                                                      __________  __________
            Total cash and invested assets...........................................     44,907      52,628
    Other receivables (net)..........................................................        642       1,114
    Property and equipment (net).....................................................        581         662
    Prepaid expenses, deferred charges and other assets..............................     42,637      45,091
    Investment in life insurance subsidiaries........................................  1,707,921   1,786,106
    Investment in non-life insurance subsidiaries....................................     33,839      30,112
                                                                                      __________  __________
           Total assets.............................................................. $1,830,527  $1,915,713
                                                                                      ==========  ==========

                                       LIABILITIES AND EQUITY CAPITAL

LIABILITIES:
    Federal income taxes (current and deferred)...................................... $  (30,938) $  (25,534)
    Notes payable....................................................................    268,675     222,975
    Long-term debt...................................................................    299,635     349,493
    Accounts payable and accrued liabilities.........................................     69,733      60,525
                                                                                      __________  __________
            Total liabilities........................................................    607,105     607,459
                                                                                      __________  __________


NON-REDEEMABLE PREFERRED STOCKS, COMMON STOCK, AND OTHER SHAREHOLDERS' EQUITY
 ("EQUITY CAPITAL"):
    Preferred stock - Series A.......................................................        433         448
    Preferred stock - Series B.......................................................         84          93
    Preferred stock-undesignated.....................................................         -           -
    Common stock.....................................................................     57,473      57,469
    Paid-in surplus..................................................................    120,702     117,512
    Net unrealized gain on securities................................................     68,109     195,450
    Retained earnings................................................................  1,327,748   1,284,306
                                                                                      __________  __________
                                                                                       1,574,549   1,655,278
    Less: Treasury stock, at cost....................................................    346,117     339,662
          Deferred compensation......................................................      5,010       7,362
                                                                                      __________  __________
        Total Equity Capital.........................................................  1,223,422   1,308,254
                                                                                      __________  __________

            Total liabilities and Equity Capital..................................... $1,830,527  $1,915,713
                                                                                      ==========  ==========

                                        CONDENSED STATEMENTS OF INCOME
                                                PARENT COMPANY


                                                                                  Year Ended December 31
                                                                           ____________________________________

                                                                              1996        1995        1994
                                                                              ____        ____        ____

                                                                                  (Amounts in Thousands)
 Net investment income...................................................    $ 3,328     $ 4,035     $ 4,661
 Dividends from subsidiaries (eliminated in consolidation)...............     70,316      42,312      45,702
 Realized losses on investments..........................................        (78)        (28)        (86)
 Other income............................................................      9,353       8,980       8,414
                                                                             _______     _______     _______

          Total income...................................................     82,919      55,299      58,691
                                                                             _______     _______     _______
 General expenses........................................................     45,040      40,051      36,782
 Interest on notes payable...............................................     17,394      15,303      11,239
 Interest on long term debt..............................................     21,914      24,396      24,388
                                                                             _______     _______     _______
          Total expenses.................................................     84,348      79,750      72,409
                                                                             _______     _______     _______
 Income from operations before related income taxes......................     (1,429)    (24,451)    (13,718)
 Provision for income taxes..............................................    (24,781)    (22,820)    (19,643)
                                                                             _______     _______     _______
 Income (loss) before equity in undistributed net income of subsidiaries.     23,352      (1,631)      5,925
 Equity in undistributed net income of subsidiaries......................     52,675     107,045      90,260
                                                                             _______     _______     _______

 Net income..............................................................    $76,027    $105,414     $96,185
                                                                            ========    ========     =======


                                             STATEMENTS OF CASH FLOWS
                                                  PARENT COMPANY




                                                                                     Year Ended December 31
                                                                               _________________________________

                                                                                  1996        1995        1994
                                                                                  ____        ____        ____

                                                                                     (Amounts in Thousands)
     Cash flows from operating activities:
       Net income............................................................  $  76,027   $ 105,414  $   96,185
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Equity in undistributed net income of subsidiaries..................    (52,675)   (107,045)    (90,260)
         Deferred federal income taxes.......................................     (3,674)     (1,875)     (1,063)
         Depreciation and amortization.......................................      2,107       2,096       2,044
         Change in other liabilities and amounts receivable..................      9,680      11,760       2,146
         Change in current federal income tax liability......................     (1,618)     (6,467)      2,894
         Net realized capital losses.........................................         78          28          86
         Other, net..........................................................      3,810       2,755       2,555
                                                                               _________   _________   _________

              Total adjustments..............................................    (42,292)    (98,748)    (81,598)
                                                                               _________   _________   _________

                   Net cash provided by operating activities.................     33,735       6,666      14,587
                                                                               _________   _________   _________

     Cash flows from investing activities:
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities..................................................     22,789       7,071      12,640
       Expenditures for property and equipment...............................       (190)       (271)       (271)
       Capital contributions to subsidiaries.................................          -      (6,645)    (18,000)
       Cost of investments purchased:
           Fixed maturities..................................................     (2,697)     (4,545)     (6,444)
           Other long term investments.......................................    (15,298)          -          -
           Net purchases of short term investments...........................        (37)       (731)         -
       Other, net............................................................          4           3          -
                                                                               _________   _________   _________

                   Net cash provided (used) in investing activities..........      4,571      (5,118)    (12,075)
                                                                               _________   _________   _________

     Cash flows from financing activities:
         Borrowings under credit facility....................................         -           -      150,000
         Increase (decrease) in notes payable................................     45,700      26,400     (19,000)
         Dividends to shareholders...........................................    (32,585)    (31,186)    (28,801)
         Acquisition of treasury stock.......................................     (9,679)     (5,334)     (7,230)
         Repayment of long-term debt.........................................    (50,000)         -     (100,000)
         Other, net..........................................................      5,673       7,283       5,998
                                                                               _________   _________   _________

                   Net cash provided (used) by financing activities..........    (40,891)     (2,837)        967
                                                                               _________   _________   _________

           Net change in cash................................................     (2,585)     (1,289)      3,479
         Cash at beginning of year...........................................      8,060       9,349       5,870
                                                                               _________   _________   _________

         Cash at end of year.................................................  $   5,475   $   8,060  $    9,349
                                                                               =========   =========  ==========


Note 21.  Condensed Quarterly Results of Operations (Unaudited)

     The quarterly results of consolidated operations for the two years ended December 31, 1996 are presented below (in thousands of dollars except per share amounts):


                                                       Three Months Ended                          Three Months Ended
                                             ______________________________________      ______________________________________

                                              March      June   September  December       March      June   September  December
                                             31, 1996  30, 1996  30, 1996  31, 1996      31, 1995  30, 1995  30, 1995  31, 1995
                                             ________  ________ _________  ________      ________  ________ _________  ________

 Total income............................... $435,402  $460,163  $451,508  $459,036      $418,829  $443,191  $432,558  $444,974
 Total benefits and expenses................  395,883   466,531   410,094   417,796       382,060   403,176   392,007   402,384
                                             ________  ________  ________  ________      ________  ________  ________  ________

 Income from operations
  before related income taxes...............   39,519    (6,368)   41,414    41,240        36,769    40,015    40,551    42,590

 Provision for income taxes.................   13,328    (2,298)   14,367    14,381        12,479    13,848    13,908    14,276
                                             ________  ________  ________  ________      ________  ________  ________  ________

   Net income (loss)........................ $ 26,191  $ (4,070) $ 27,047  $ 26,859      $ 24,290  $ 26,167  $ 26,643  $ 28,314
                                             ========  ========  ========  ========      ========  ========  ========  ========


     Net income (loss) per share..........   $    .75  $   (.12) $    .78  $    .77      $    .70  $    .76  $    .76  $    .81
                                             ========  ========  ========  ========      ========  ========  ========  ========



Note 22.  Subsequent Events


     On February 12, 1997, The Company and American General Corporation, of Houston, Texas, entered into a definitive merger agreement. Under this agreement, USLIFE Corporation shareholders will exchange each share of USLIFE common stock for $49 worth of American General common stock. The exchange ratio will be based on an average trading price of American General common stock prior to closing, subject to a minimum of approximately 1.09 shares and a maximum of approximately 1.29 shares of American General common stock. The merger is intended to be a tax-free transaction and to qualify for pooling of interest accounting treatment. The transaction, which is subject to approval by American General and USLIFE shareholders and to requisite regulatory approvals, is expected to close by June 30, 1997.

     In connection with this transaction, also in February 1997, the Company amended its Amended and Restated Rights Agreement under which it has issued Common Stock Purchase Rights as described in Note 10. This amendment will effectively prevent the Rights from becoming exercisable as a result of the merger with American General or other transactions contemplated by the merger agreement, and provides that all outstanding Rights will expire immediately prior to the effective time of the merger.

     In connection with the merger, USLIFE plans to call for redemption of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock.

     It is anticipated that the merger, upon consummation, will satisfy the definitions of Change in Control contained in certain employment contracts of management employees and retirement plans as described in Note 13.

     American  General   Corporation  is   a  diversified   financial  services
organization.     Its  principal  businesses  are  life  insurance,  retirement services, and consumer finance.


Note 23.  Events Subsequent to Date of Auditors' Report


     Subsequent to February 12, 1997, the Company and its subsidiaries were notified of certain litigation matters, as follows.

     Two purported class action lawsuits have recently been filed against the Company or its subsidiaries. The first lawsuit filed against the Company and a subsidiary asserts claims related to sales practices of certain life insurance products. The second lawsuit filed against two subsidiaries (and 28 other insurance companies) asserts claims related to policy issuance procedures. These lawsuits are in their very early stages, it is premature to evaluate their materiality and these cases are being vigorously defended.

     In March, 1997, a purported class action was commenced in the Supreme Court of the State of New York, in which USLIFE Corporation and its directors were named defendants. The complaint generally alleges a purported breach of fiduciary duty and other unspecified claims arising out of the signing of a definitive merger agreement by the Company and American General Corporation. The complaint seeks an injunction to prevent the Company from consummating the merger, rescission if the merger is completed, compensatory damages and attorneys' and other fees. The defendants are not yet required to answer the complaint but contend that this lawsuit has no merit.