Form 10-Q
period 1997-03-31
USLIFE CORP
filed 1997-05-14
CIK 102420

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              Form 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997      or
                               ______________

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

The number of shares outstanding of the Registrant's Common Stock as of April 30, 1997 was 34,876,803.

                       USLIFE Corporation

                              INDEX



                                                        Page No.
                                                        ________

Part I - Financial Information:


  Consolidated Balance Sheets -
  March 31, 1997 and December 31, 1996...................      3

  Summary Statements of Consolidated Net Income -
  For the Three Months Ended March 31, 1997 and 1996.....      5

  Statements of Consolidated Cash Flows -
  For the Three Months Ended March 31, 1997 and 1996.....      6

  Notes to Financial Statements..........................      7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................     13

Part II - Other Information..............................     24


Signatures...............................................     26

                   USLIFE Corporation and Subsidiaries

                 Consolidated Balance Sheets (Unaudited)
                   March 31, 1997 and December 31, 1996
           (Dollar amounts in thousands except per share data)


                                                  March 31, 1997       December 31, 1996
                                                  ______________       _________________
Assets
______

Cash:

  On hand and in demand accounts..............        $   41,415           $   24,462

  Restricted funds held in escrow, etc. ......             1,851                2,512
                                                      __________           __________

                                                          43,266               26,974
                                                      __________           __________

Invested assets:

  Fixed maturities available for sale, at fair
   value (cost, March 31, 1997, $5,722,607;
   December 31, 1996, $5,674,366).............         5,738,904            5,864,687

  Equity securities, at fair value (cost,
   March 31, 1997, $3,911; December
   31, 1996, $3,997)..........................             3,843                3,786

  Mortgage loans..............................           257,528              258,723

  Policy loans................................           283,079              283,442

  Real estate.................................            25,730               27,948

  Other long term investments.................            18,771               18,720

  Short term investments......................           107,935              105,129
                                                      __________           __________

    Total invested assets.....................         6,435,790            6,562,435

                                                      __________           __________

    Total cash and invested assets............         6,479,056            6,589,409
                                                      __________           __________

Deferred policy acquisition costs.............           828,452              785,128

Other receivables (net).......................           366,397              400,109

Property and equipment (net of accumulated
  depreciation of $35,077 at March 31, 1997
  and $34,266 at December 31, 1996)...........             9,421                9,988

Prepaid expenses, deferred charges and
     other assets.............................            93,255               94,952
                                                      __________           __________

     Total assets.............................        $7,776,581           $7,879,586
                                                      ==========           ==========

See accompanying notes to financial statements.

                                                                March            December
                                                               31, 1997          31, 1996
                                                              __________        __________
Liabilities and Equity Capital
______________________________

Liabilities:
Future policy benefits...................................     $1,755,362        $1,741,570
Policyholder account balances............................      3,634,303         3,709,191
Supplementary contracts without life contingencies.......         51,855            46,888
Policyholder dividend accumulations......................         20,606            20,606
Policy and contract claims...............................        194,639           196,022
Other policy and contract liabilities....................         35,251            36,812
Notes payable............................................        293,400           268,600
Current maturities of long term debt.....................        149,946                 0
Long term debt...........................................        149,726           299,635
Federal income taxes (current and deferred)..............         26,782            58,688
Accounts payable and accrued liabilities.................        298,270           272,811
                                                              __________        __________
     Total liabilities...................................      6,610,140         6,650,823
                                                              __________        __________

Deferred income..........................................          5,237             5,341
                                                              __________        __________
Equity Capital:
     Preferred stock, $4.50 Series A Convertible, $1.00
      par value; authorized and outstanding, 4,181
      shares (December 31, 1996, 4,332 shares)...........            418               433
     Preferred stock, $5.00 Series B Convertible, $1.00
      par value; authorized and outstanding, 1,625
      shares (December 31, 1996, 1,689 shares)...........             81                84
     Preferred stock, undesignated, $1.00 par value;
      authorized 10,794,194 shares, issued; none
      (December 31, 1996; none)..........................              0                 0
     Common stock, par value $1.00 per share, authorized
      120,000,000 shares, issued: 57,475,180 shares
      (December 31, 1996, 57,472,605 shares).............         57,475            57,473
Paid-in surplus..........................................        126,657           120,702
Net unrealized gains (losses) on securities..............        (17,756)           68,109
Retained earnings........................................      1,347,799         1,327,748
                                                              __________        __________
                                                               1,514,674         1,574,549

Less:  Treasury stock, at cost - March 31, 1997:
         22,859,385 Common shares; December 31, 1996:
         23,070,016 Common shares........................        347,775           346,117

       Deferred compensation.............................          5,695             5,010
                                                              __________        __________

Total Equity Capital.....................................      1,161,204         1,223,422
                                                              __________        __________

Total liabilities and Equity Capital.....................     $7,776,581        $7,879,586
                                                              ==========        ==========

Equity Capital per share.................................         $33.02            $35.05
                                                                  ======            ======

                             USLIFE Corporation and Subsidiaries

                  Summary Statements of Consolidated Net Income (Unaudited)
                     For the Three Months Ended March 31, 1997 and 1996
                           (Amounts in thousands except per share)
                                                               Three Months Ended March 31
                                                               ____________________________
                                                                  1997               1996
                                                                 ______             ______
REVENUES:
   Premiums.................................................   $  252,859        $  244,970
   Other considerations.....................................       58,025            54,701
   Net investment income....................................      125,446           124,146
   Realized gains on investments............................          913               566
   Other income.............................................       12,801            11,019
                                                               __________        __________
      Total revenues........................................      450,044           435,402
                                                               __________        __________

BENEFITS AND EXPENSES:
   Benefits to policyholders and beneficiaries..............      197,290           190,473
   Commissions, net of deferred expenses....................       45,966            43,779
   Other expenses and taxes, net of deferred expenses.......       52,562            48,033
   Increase in liability for future policy benefits.........       10,588            13,526
   Interest credited to policyholder account balances.......       48,098            50,285
   Amortization of deferred policy acquisition costs........       42,503            39,117
   Interest expense.........................................        9,239             9,767
   Dividends to policyholders...............................          878               903
                                                               __________        __________
      Total benefits and expenses...........................      407,124           395,883
                                                               __________        __________

Income from operations before Federal income taxes..........       42,920            39,519

Provision for income taxes..................................       14,332            13,328
                                                               __________        __________

Net income..................................................   $   28,588        $   26,191
                                                               ==========        ==========


Net income per share........................................   $   .82           $   .75
                                                               ==========        ==========

Dividends per share:

   Common...................................................   $   .247          $   .23333
                                                               ===========       ===========

   Preferred Series A.......................................   $  1.125          $  1.125
                                                               ===========       ===========

   Preferred Series B.......................................   $  1.25           $  1.25
                                                               ===========       ===========


   See accompanying notes to financial statements.

                                USLIFE Corporation and Subsidiaries

                         Statements of Consolidated Cash Flows (Unaudited)
                         For the Three Months Ended March 31, 1997 and 1996

                                       (Amounts in Thousands)

                                                                     Three Months Ended March 31
                                                                    _____________________________

                                                                         1997            1996
                                                                         ____            ____
     Cash flows from operating activities:
       Net income..............................................     $   28,588      $   26,191
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Change in liability for future policy benefits........          9,373          12,002
         Interest credited to policyholder account balances....         48,098          50,285
         Amounts assessed from policyholder account balances...        (47,135)        (43,570)
         Additions to deferred policy acquisition costs........        (48,815)        (52,131)
         Amortization of deferred policy acquisition costs.....         42,503          39,117
         Additions to deferred charges.........................         (1,509)         (1,431)
         Deferred federal income taxes.........................         (1,734)          2,232
         Depreciation and amortization.........................          2,749           3,027
         Change in amounts due policyholders...................          4,460           4,874
         Change in other liabilities and amounts receivable....         66,470          16,778
         Net realized capital gains............................           (913)           (566)
         Change in restricted cash.............................            661          (1,495)
         Change in current federal income tax liability........         16,066          11,094
         Other, net............................................            823             553
                                                                    ___________     ___________
           Total adjustments...................................         91,097          40,769
                                                                    ___________     ___________
              Net cash provided by operating activities........        119,685          66,960
                                                                    ___________     ___________
     Cash flows from investing activities:
       Change in policy loans..................................            363             547
       Proceeds from investments sold, redeemed or matured:
           Fixed maturities....................................        206,673         103,232
           Equity securities...................................             65             467
           Mortgage loan principal receipts....................         13,039          15,044
           Real estate.........................................            367             184
           Other long term investments.........................            523             752
       Expenditures for property and equipment.................           (331)           (753)
       Cost of investments purchased:
           Fixed maturities....................................       (252,482)       (184,831)
           Mortgage loans......................................        (10,650)         (4,109)
           Real estate.........................................           (183)           (199)
           Other long term investments.........................           (714)              0
           Net purchases of short term investments.............         (2,806)        (41,041)
       Other, net..............................................            (45)            (88)
                                                                    ___________     ___________
              Net cash used in investing activities............        (46,181)       (110,795)
                                                                    ___________     ___________
     Cash flows from financing activities:
         Increase in notes payable.............................         24,800          20,500
         Dividends to shareholders.............................         (8,537)         (8,057)
         Acquisition of treasury stock.........................         (4,845)         (3,927)
         Change in policyholder account balances...............        (75,776)         16,758
         Other, net............................................          7,807           1,077
                                                                    ___________     ___________
              Net cash provided (used) by financing activities.        (56,551)         26,351
                                                                    ___________     ___________
           Net change in cash..................................         16,953         (17,484)
         Cash at beginning of year.............................         24,462          63,914
                                                                    ___________     ___________
         Cash at end of period.................................     $   41,415      $   46,430
                                                                    ===========     ===========

                  See accompanying notes to financial statements.

               USLIFE Corporation and Subsidiaries

                  Notes to Financial Statements


Note 1.  Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim reporting and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required for annual financial statements. The management of USLIFE believes that all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position of USLIFE Corporation and subsidiaries as of March 31, 1997 and December 31, 1996, and the consolidated results of operations and cash flows for the three month periods ended March 31, 1997 and 1996 have been included in the accompanying financial statements. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These consolidated financial statements and notes to financial statements should be read in conjunction with the audited consolidated financial statements and notes to financial statements included in the Annual Report on Form 10-K of USLIFE Corporation for the year ended December 31, 1996.


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

Equity Capital at March 31, 1997 and December 31, 1996 includes net unrealized gains and losses on available-for-sale securities as follows:

                                                              March 31,    December
                                                                1997       31, 1996
                                                              _________   __________

                                                              (Amounts in Thousands)
Fixed maturities:
  Fair value.....................................            $5,738,904   $5,864,687
  Adjusted cost..................................             5,722,607    5,674,366
                                                             __________   __________

  Unrealized gain................................                16,297      190,321
                                                             __________   __________

Equity securities:
  Fair value.....................................                 3,843        3,786
  Adjusted cost..................................                 3,911        3,997
                                                             __________   __________

  Unrealized loss................................                   (68)        (211)
                                                             __________   __________

Unrealized gain on securities in retirement trust                   297          922
                                                             __________   __________

Total unrealized gain............................                16,526      191,032
                                                             __________   __________

Related adjustments:
  Deferred policy acquisition costs..............               (45,094)     (82,106)
  Policyholder liabilities.......................                 1,251       (4,140)
  Deferred federal income tax liability..........                 9,561      (36,677)
                                                             __________   __________

                                                                (34,282)    (122,923)
                                                             __________   __________
Net unrealized gain (loss) on securities
  included in Equity Capital.....................            $  (17,756)  $   68,109
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

At March 31, 1997, consolidated invested assets included $237 million (at fair value; adjusted cost $238 million) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. Based on fair value, these securities represent 3% of consolidated total assets at that date. Approximately $4 million of these investments (at fair value; adjusted cost $3 million) are in default at March 31, 1997. Also at March 31, 1997, the book value of mortgage loans included in consolidated total assets which were 60 days or more delinquent or in foreclosure was approximately $5 million, and the book value of property acquired through foreclosure of mortgage loans was approximately $21 million.


Note 3.  Equity Capital Per Share

Equity Capital per share was determined by dividing total Equity Capital by the number of common shares and common equivalent shares outstanding at the end of the period. The number of common shares and common equivalent shares for this purpose has been determined on the same basis as that for income per share (see Note 4 of Notes to Financial Statements), except amounts are based on the number of shares outstanding at the end of the period. As of March 31, 1997 and December 31, 1996, the number of such shares used for this purpose was 35.166 million and
34.905 million, respectively.


Note 4.  Income Per Share

Income per share was computed by dividing the income applicable to common and common equivalent shares by the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common and common equivalent shares was determined by using the average number of common shares outstanding during each period, net of reacquired (treasury) shares from the date of acquisition; by converting the shares of the Series A and Series B Preferred Stock to their equivalent common shares, and by calculating the number of shares issuable on exercise of those common stock options with exercise prices lower than the market price of the common stock, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of the options. Fully diluted income per share is the same as income per share data indicated. The following table sets forth the computations of income per share for the three month periods ended March 31, 1997 and 1996:


                                                           Three Months Ended
                                                                March 31
                                                           __________________

                                                            1997         1996
                                                            ____         ____

                                                     (Shares and Amounts in Thousands
                                                          except Per Share data)
    Net income.........................................   $ 28,588     $ 26,191
                                                          ========     ========

    Weighted average common shares
      outstanding, net of treasury shares..............     34,523       34,463
    Add - common share equivalents of:
      Preferred Stock - Series A.......................         51           53
      Preferred Stock - Series B.......................         19           22
      Outstanding stock options - treasury stock method        481          381
                                                            ______       ______

    Total common shares and common equivalent shares...     35,074       34,919
                                                            ======       ======


    Net income per share...............................     $  .82       $  .75
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

                                          March 31,      December
                                            1997         31, 1996
                                          _________     _________

                                           (Amounts in Thousands)

Reinsurance receivables - paid claims...   $  9,056      $  8,534
Other reinsurance recoverable amounts...    145,716       144,818
                                           ________      ________

                                           $154,772      $153,352
                                           ========      ========


The effect of reinsurance on premiums, other considerations, and benefits to policyholders and beneficiaries, is as follows:

                                                     Three Months Ended March 31
                                                     ___________________________

                                                       1997               1996
                                                     ________           ________

                                                       (Amounts in Thousands)

    Premiums, before reinsurance ceded.........      $273,848           $263,140
    Premiums ceded.............................        20,989             18,170
                                                     ________           ________
    Net premiums...............................      $252,859           $244,970
                                                     ========           ========


    Other considerations, before reinsurance
       ceded...................................      $ 62,827           $ 59,325
    Other considerations ceded.................         4,802              4,624
                                                     ________           ________
    Net other considerations...................      $ 58,025           $ 54,701
                                                     ========           ========



    Benefits to policyholders and beneficiaries,
      before reinsurance recoveries............      $208,305           $199,920
    Reinsurance recoveries.....................        11,015              9,447
                                                     ________           ________
    Benefits to policyholders and beneficiaries,
      net of reinsurance recoveries............      $197,290           $190,473
                                                     ========           ========

Note 6.  Pending Merger Transaction


On February 12, 1997, the Company and American General Corporation, of Houston, Texas, entered into a definitive merger agreement. Under this agreement, USLIFE Corporation shareholders will exchange each share of USLIFE common stock for $49 worth of American General common stock, subject to a minimum of approximately 1.09 shares and a maximum of approximately 1.29 shares of American General common stock. The exchange ratio will be based on an average trading price of American General common stock prior to closing. The merger is intended to be a tax-free transaction and to qualify for pooling of interest accounting treatment. The transaction, which is subject to approval by American General and USLIFE shareholders and to requisite regulatory approvals, is expected to close by June 30, 1997.

American General  Corporation is a diversified financial services
organization.   Its  principal  businesses  are  life  insurance,
retirement services, and consumer finance.


Note 7. Redemption of Series A and B Preferred Stock

On April 9, 1997, USLIFE Corporation announced that it had called for the redemption on May 9, 1997 of all outstanding shares of its $4.50 convertible Preferred Stock, Series A (the "Preferred Series A") and $5.00 Convertible Preferred Stock, Series B (the "Preferred Series B") at a total redemption price of $100.87 per share including accrued and unpaid dividends of 87 cents per share for the Preferred Series A, and $100.96 per share including accrued and unpaid dividends of 96 cents per share for the
Preferred Series  B.   In connection  with such  redemption,  and
pursuant to its certificate of incorporation, the Company has deposited in a special trust account with Chase Manhattan Bank funds in an amount sufficient to pay the total redemption price on all shares of Preferred Series A and Preferred Series B outstanding as of April 9, 1997. At any time up to 5:00 p.m. New York City time on May 9, 1997, each share of Preferred Series A is convertible into 12 shares of Common Stock (the "Common Stock") of USLIFE Corporation and each share of Preferred Series B is convertible into 11.99 shares of Common Stock. At any time after 5:00 p.m. New York City time on May 9, 1997, or any date thereafter, each share of Preferred Series A and each share of Preferred Series B will be exchangeable only for its respective redemption price.


Note 8. Future Change in Accounting

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), entitled "Earnings Per Share." SFAS 128 will replace the presentations of primary and fully diluted earnings per share under current accounting standards with "basic earnings per share" and "diluted earnings per share," respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, whereas primary earnings per share includes the impact of assumed conversion of common stock equivalents. Diluted earnings per share under SFAS 128 is generally similar to fully diluted earnings per share. For calendar year enterprises, SFAS 128 must be adopted commencing with year end 1997 financial statements, and will then apply retroactively to both annual and interim periods, requiring the restatement of previously presented earnings per share data. Earlier application of SFAS 128 is not permitted. Based on preliminary calculations, the Company does not believe that earnings per share computed under SFAS 128 would be materially different from the earnings per share data presented herein.

                       USLIFE Corporation

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Pending Merger Transaction
__________________________

On February  12, 1997,  the Company  entered  into  a  definitive merger agreement with American General Corporation in a transaction valued at $1.8 billion. Under the agreement, the Company's shareholders will exchange shares of the Company's common stock for $49 worth of American General common stock, subject to a maximum of approximately 1.29 shares and a minimum of approximately 1.09 shares of American General common stock. The transaction, which is subject to shareholder and regulatory approvals, is expected to close by June 30, 1997. See Note 6 of Notes to Financial Statements for further information.


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

Premium and investment income as well as maturities and sales of invested assets provide the primary sources of cash available for liquidity requirements at the life insurance subsidiaries, while cash is applied by such subsidiaries to payment of policy benefits and loans, costs of acquiring new business (principally commissions), and operating expenses, as well as purchases of new investments. Excluding the impact of changes in accounts payable and receivable and amounts due policyholders, all of which are subject to random fluctuations from the timing of securities transaction settlements, claims payments and similar matters, net cash provided by operating activities of the life insurance subsidiaries for the first quarter of 1997 was $62 million.

On a consolidated basis, net cash provided by operating activities amounted to $120 million for the first quarter of 1997, compared to $67 million for the corresponding period of 1996. As indicated above, these amounts reflect changes in accounts that are subject to random timing fluctuations. Excluding the impact of changes in these accounts, net cash provided by consolidated operating activities amounted to $49 million in the first quarter of 1997 versus $45 million in the corresponding 1996 period.

Cash flows from operating activities for the first quarter of 1997 included $9 million from the change in liability for future policy benefits, versus $12 million in the corresponding 1996 period. The decrease reflected a reduced level of sales of traditional individual life insurance products during the 1997 period.

Interest credited to policyholder account balances amounted to $48 million in the first quarter of 1997, versus $50 million reported for the corresponding 1996 period. The decrease resulted primarily from surrenders of single premium deferred annuities sold in 1991 and 1992 that reached the end of their surrender charge period in 1996 and the first quarter of 1997. As a result of these surrenders, which were generally consistent with expected levels, the portion of policyholder account balances relating to individual annuities declined $349 million, from $1.76 billion at March 31, 1996 to $1.41 billion at March 31, 1997. The portion of policyholder account balances relating to universal life insurance contracts increased approximately $172 million during that same one year period.

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

Net additions to deferred policy acquisition costs amounted to $6 million in the first quarter of 1997 compared to $13 million in the corresponding 1996 period. The decrease reflects various factors including a $4 million decrease in net written premiums on credit life and disability insurance products and a lower level of individual life insurance sales during the 1997 period. New annualized premiums from individual life insurance sales amounted to $29 million for the first quarter of 1997 versus $32 million in the corresponding 1996 period.

Net cash used in investing activities amounted to $46 million in the first quarter of 1997, compared to $111 million in the corresponding 1996 period. Individual annuity surrenders, which have a negative impact on net funds available to invest, amounted to $140 million during the first quarter of 1997 versus $53 million during the corresponding 1996 period. The major portion of these surrenders related to annuities for which deferred policy acquisition costs were substantially amortized, or resulted in the imposition of a surrender charge by the Company as contractually permitted. Consequently, these surrenders did not have an adverse impact upon consolidated results of operations.

As of March 31, 1997, approximately 25% of the Company's deferred annuity contracts and 24% of its universal life insurance policies, based on policyholder account balances, were beyond the contractual period during which a significant charge could be imposed in the event of termination. Based on the Company's significant 1992 sales of individual annuities with five year surrender charge periods, with gross deposits in that year totalling approximately $500 million, an increase in the proportion of annuity contracts beyond the surrender charge period is anticipated during the balance of 1997. The Company's asset / liability management strategies have contemplated the expected surrender pattern for these annuities, and based on cash flow testing the Company believes that its distribution of investments is appropriate for the cash requirements associated with the expected level of surrenders.

Disposals of fixed maturity investments included in cash flows from investing activities for the first quarter of 1997 and 1996 totalled $207 million and $103 million, respectively. These disposals included, respectively, $11 million and $32 million (at cost) of securities which were called for redemption by the respective issuers prior to maturity. Fixed maturity disposals also reflected sales of certain securities as part of the Company's asset/liability management strategy with objectives including maintenance of an appropriate relationship of asset yields and maturities to current policy liabilities. The major portion of the proceeds from fixed maturities sold or redeemed and available for reinvestment were directed to investment grade fixed maturity investments.

Net cash flows used by consolidated financing activities amounted to $57 million in the first quarter of 1997 versus net cash provided by financing activities of $26 million in the corresponding 1996 period, reflecting a variance of approximately $93 million from policyholder account balance activity included therein. The primary cause of this variance was the impact of increased annuity surrenders in the 1997 period as previously discussed.

During the first quarter of 1997, the Company acquired approximately 112,000 shares of its common stock at a total cost of $5 million in connection with various benefit plans. Substantially all of the shares acquired were utilized for the dividend reinvestment plan and various benefit programs.

Notes payable increased $25 million in the first quarter of 1997 and $21 million in the corresponding 1996 period. These increases in notes payable related primarily to working capital requirements. Historically, cash dividends have been remitted by the life insurance subsidiaries to the parent company during the fourth quarter, with a portion of these dividends applied toward reduction of short term debt incurred for working capital purposes during the earlier part of the year.

At March 31, 1997, the Company had lines of credit with four banks amounting to $53 million, all of which was unused. However, at that date, the Company had outstanding short term borrowings with four banks, negotiated independently of such lines to take advantage of more favorable interest rates, in the aggregate amount of $93 million. The Company's short term borrowings also include $150 million outstanding under a revolving credit agreement with The Bank of New York (as agent) and $50 million outstanding under a revolving credit agreement with Chase Manhattan Bank.

The Bank of New York credit agreement provides for term borrowings in segments of up to six months with interest indexed to the LIBOR borrowing rate or based on certain alternative interest rates at the option of the Company. USLIFE has the option to prepay amounts borrowed under the credit agreement, in whole or in part, and to reborrow loans thereunder provided the total amount of outstanding borrowings does not exceed $150 million. All borrowings under the revolving credit agreement must mature no later than April 10, 1999. The Chase Manhattan Bank revolving credit agreement expires in February 1999 and provides for borrowings up to $100 million.

The Company's short term borrowings are utilized primarily for working capital requirements.

The Company's $150 million non-callable issue of 6.75% Notes due January 15, 1998 has been classified as "Current maturities of long term debt" as of March 31, 1997. Long term debt at March 31, 1997 is comprised of a $150 million non-callable issue of 6.375% Notes due 2000. The Company has filed a shelf registration statement which permits the issuance of up to $150 million principal amount of debt securities subject to management's discretion as to timing and amount of issues thereunder.

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

The merger agreement discussed in Note 6 of Notes to Financial Statements provides that on or before the date immediately prior to the closing of the merger, subject to compliance with applicable law, USLIFE will use reasonable efforts to cause two of its life insurance subsidiaries to pay dividends to USLIFE of up to $143 million in the aggregate. The application of All American Life to pay a $78 million dividend was approved by regulatory authorities in April 1997. The timing and amount of payment of a dividend by Old Line Life is subject to further discussion with regulatory authorities. The payment of these dividends is not a condition to the merger. The proceeds of the dividends will be used for general corporate purposes.

Dividends paid on the Company's outstanding stock issues amounted to $9 million in the first quarter of 1997 versus $8 million in the corresponding 1996 period, reflecting the increase in common stock quarterly dividends per share from 23.333 cents to 24.7 cents.

Results of Operations
_____________________


Three Months Ended March 31, 1997 compared to
Three Months Ended March 31, 1996

For the three months ended March 31, 1997, net income amounted to $28.6 million versus $26.2 million for the comparable period of 1996, an increase of $2.4 million or 9%.

Net income for the first quarter of 1997 and 1996 included net capital gains with an after-tax impact of $593 thousand and $367 thousand, respectively. The net capital gains in both the 1997 and 1996 periods came primarily from fixed maturity investments, reflecting securities called for redemption prior to maturity by their respective issuers and sales of certain securities as part of the Company's asset / liability management strategy as discussed under "Financial Condition."

Excluding the net capital gains discussed above, consolidated after-tax income amounted to $28.0 million for the first quarter of 1997 versus $25.8 million for the corresponding 1996 period, an increase of $2.2 million or 8%. On a similar basis, after-tax income of the life insurance subsidiaries increased $2.1 million or 6%. Also on a similar basis, after-tax corporate charges (including the operating results of USLIFE's servicing units) amounted to $10.7 million in both the 1997 and 1996 periods.

The  improvement   in  life  insurance  subsidiary  results  came
primarily from improved results in the individual life insurance and annuity product line and the employer / association group health insurance line.

A discussion of the Company's various product lines, excluding the impact of capital gains and losses which are previously discussed, follows.

Individual life  and annuity  pre-tax profits,  including  income attributable to capital and surplus, amounted to $53.8 million for the first quarter of 1997 versus $52.3 million for the corresponding 1996 period. The increase of approximately 3% reflected greater gains from mortality experience and investment income during the 1997 period.

Written premiums from credit life insurance products amounted to $18 million during the first quarter of 1997 versus $19 million for the corresponding 1996 period. Written premiums from credit disability insurance products were $17 million during the first quarter of 1997 versus $19 million for the 1996 period. These premium income decreases reflected factors including management's decision to curtail certain business that was determined not to meet the Company's profitability standards, and the inclusion in first quarter 1996 results of new premiums on a block of automobile-related business previously written by another carrier.

A combined pre-tax profit of $945 thousand was reported for the credit life and disability product lines in the first quarter of 1997, versus approximately $2 million in the corresponding 1996 period. The decline was primarily attributed to less favorable mortality and morbidity experience during the 1997 period.

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

The Company discontinued new sales of traditional indemnity major medical products in January 1996 and subsequently recorded a charge, during the second quarter of 1996, to recognize revised assumptions on the discontinued business. The "continuing" employer / association group business consists of long-term disability, accidental death and dismemberment, dental, standalone life, association group life and health, and managed care major medical coverages. Premiums from these "continuing" products constitute more than 75% of total employer / association group premiums for the second, third and fourth quarters of 1996 and about 90% of such premiums for the first quarter of 1997.

The employer / association group health line reported a $672 thousand pre-tax profit for the first quarter of 1997, versus a $1.5 million loss for the corresponding 1996 period. The first quarter 1997 profit reflects the contribution of continuing products included in this line. The first quarter 1996 loss reflected experience on the now-discontinued traditional indemnity products.

Premium revenues on employer / association group health insurance products amounted to $90 million in the first quarter of 1997 versus $84 million in the corresponding 1996 period. Although, as anticipated, a high level of terminations from the discontinued products negatively impacted revenues, overall revenues increased as a result of a greater contribution from non-major medical and managed care products.

The other group health and disability coverages reported a pre-tax profit of $360 thousand for the first quarter of 1997, versus $80 thousand for the corresponding 1996 period. The favorable variance is primarily attributed to improved results from specialty group health and disability products marketed through retailers and financial institutions and group mortgage disability products.

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

The employer / association group life line reported a pre-tax profit of $1.4 million for the first quarter of 1997, versus $2.0 million in the corresponding 1996 period, reflecting less favorable mortality experience during the 1997 period. Premium revenues for this line were $31 million in the first quarter of 1997 versus $28 million a year ago.

The other group life insurance lines reported a pre-tax profit of $342 thousand for the first quarter of 1997, approximately equal to results of the corresponding 1996 period.

Total revenues of the life insurance subsidiaries in the first quarter of 1997 amounted to $442 million, an increase of $14 million or  3%  over  the  same  period  of  1996,  primarily  on increases of $11 million (or 4%) and $2 million (or 1%) in premiums and considerations and net investment income, respectively.

The increase in premiums and considerations came primarily from the individual life insurance and annuity product line and the employer / association group insurance lines.

Premiums and other considerations from individual life insurance and annuity products amounted to $132 million in the first quarter of 1997, compared to $125 million in the 1996 period, with the increase from both interest sensitive and traditional products and reflecting a larger base of in-force life insurance business. This increase was accompanied by greater written premiums on employer / association group life and health products, reflecting increased volume of "continuing" business.

The $2 million increase in net investment income of the life insurance subsidiaries reflected a larger investment base in the 1997 period. The pre-tax annualized yield was 7.83% in the first quarter of 1997 versus 7.82% for the corresponding 1996 period.

The Company's interest sensitive life insurance and annuity contracts are subject to periodic adjustment of credited interest rates which are determined by management based on factors including available market interest rates and portfolio rates of return. Recent rate actions are discussed below.

Total benefits and expenses of the life insurance subsidiaries increased $11 million versus the first quarter of 1996, to $384 million.

Benefits to policyholders and beneficiaries amounted to $197 million in the first quarter of 1997. The $7 million increase versus the first quarter of 1996 is attributed primarily to greater volume of individual life insurance and employer / association group insurance business, as well as the less favorable 1997 period mortality experience on employer / association group life insurance as discussed above.

Interest credited to policyholder account balances amounted to $48 million in the first quarter of 1997, versus $50 million in the corresponding 1996 period. As noted under "Financial Condition," the decrease reflects surrenders of single premium deferred annuities that reached the end of their surrender charge period in 1996 and the first quarter of 1997.

Interest rates credited on the Company's deferred annuity contracts, exclusive of first year bonuses on certain products, typically ranged from 4-1/4% to 5% during the first quarter of 1997 and from 4-1/4% to 5-1/2% during the corresponding 1996 period. Interest rates credited on the Company's universal life insurance contracts typically ranged from 5-1/4% to 6-1/2% during the first quarter of 1997, with a similar range during the comparable 1996 period. Rate reductions, generally amounting to 25 basis points, are being implemented on certain universal life insurance contracts effective as of April 1, 1997. Following these actions, credited rates on the Company's universal life insurance policies will typically range from 5-1/4% to 6-1/4%.

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

An increase in future policy benefits of $11 million was recorded for the first quarter of 1997, versus $14 million for the corresponding 1996 period. The decrease reflected a reduced level of sales of traditional individual life insurance products during the 1997 period.

Amortization of deferred policy acquisition costs was $43 million for the first quarter of 1997, versus $39 million for the corresponding 1996 period. The increase reflects factors including the greater volume of individual life insurance business during the 1997 period.

Aggregate commissions, general expenses, and insurance taxes and licenses increased from $78 million in the first quarter of 1996 to $84 million in the 1997 period. The $6 million increase reflects the increased premium volume on employer / association group life and health insurance products and the greater volume of individual life insurance in force during the 1997 period.

At March 31, 1997, consolidated invested assets included approximately $237 million (at fair value) of less than investment grade corporate securities, based on ratings assigned by recognized rating agencies and insurance regulatory authorities. These investments represent about 3% of consolidated total assets at that date. See Note 2 of Notes to Financial Statements for further information. These securities generally involve greater risk of loss from borrower default than investment grade securities because their issuers typically have higher levels of indebtedness and are more vulnerable to adverse economic conditions than other issuers. The Company's results of operations historically have not reflected a material adverse impact from investments in such securities.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, entitled "Earnings Per Share." This Statement, which must be adopted commencing with year end 1997 financial statements, establishes new standards for earnings per share calculations. See Note 8 of Notes to Financial Statements for further information.

Certain of the statements contained in this Quarterly Report may be considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements concerning the Company's belief with respect to the possible effect of certain legal proceedings on its financial position or results of operations and other statements as to management's expectations and beliefs presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Legal Proceedings." Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Reference should be made to the caption entitled "Information Concerning Forward-Looking Statements" contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, for a description of the factors that could cause actual results to differ materially from those discussed herein.

                   Part II - Other Information




Item 1.  Legal Proceedings
         _________________

As previously reported in the Company's Report on Form 10-K for the year ended December 31, 1996, in November 1981, the Company filed a third amended complaint against Louis Wilcox and other former officers of USLIFE Savings and Loan Association, a former subsidiary of the Company, for indemnification, injunctive relief and accounting (USLIFE Savings and Loan Association v. Louis Wilcox, et al., Superior Court of the State of California for the County of Riverside). In April 1984, defendant Louis M. Wilcox filed a cross complaint against the Company seeking general damages of $1 million, punitive damages of $10 million and special damages. In 1986, Wilcox's causes of action for malicious prosecution and abuse of process were dismissed. On appeal, the dismissal of the cause of action for malicious prosecution was reversed while the dismissal of the abuse of process claim was upheld. Pursuant to the Company's request, the case was bifurcated for trial. In July, 1993, the trial court, after hearing evidence on the issue, without a jury, decided that the Company had probable cause to sue Wilcox in 1981. That ruling was dispositive of the claim for malicious prosecution and, thus, the court dismissed Wilcox's only remaining claim against the Company. A judgment in the Company's favor was entered in late 1993. Wilcox appealed from this judgment and in November 1996, the Court of Appeals issued a decision reversing the trial court's dismissal of Wilcox's claim. The Company's petition to the California Supreme Court for review of the Court of Appeals' decision has been rejected and the case is being returned to the trial court for a jury trial. No contingent loss has been accrued for this litigation because the amount of loss, if any, cannot be reasonably estimated.

As previously reported in the Company's Report on Form 10-K for the year ended December 31, 1996, in February, 1997 the Company was served with a purported class action lawsuit which was filed against the Company and All American Life Insurance Company, a subsidiary of the Company, in the Circuit Court of Butler County, Kentucky. This lawsuit, which asserts claims related to sales practices relating to the marketing of certain life insurance policies, was removed to Federal Court for the Western District of Kentucky on March 7, 1997, and defendants have filed an answer denying all allegations. This lawsuit is in its very early stages, it is premature to evaluate its materiality and it is being vigorously defended.

As previously reported in the Company's Report on Form 10-K for the year ended December 31, 1996, in March, 1997, a purported class action was commenced in the Supreme Court of the State of New York, in which USLIFE Corporation and its directors were named defendants. The complaint generally alleges a purported breach of fiduciary duty and other unspecified claims arising out of the signing of a definitive merger agreement by the Company and American General Corporation. The complaint seeks an injunction to prevent the Company from consummating the merger, rescission if the merger is completed, compensatory damages and attorneys' and other fees. The defendants are not yet required to answer the complaint but contend that this lawsuit has no merit.


Item 2.  Changes in Securities
         _____________________

During the quarter ended March 31, 1997, the Company issued 117 shares (in the aggregate) of its common stock, in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to the Company's non-employee Directors in connection with their retainer and meeting compensation.



Item 6.  Exhibits and Reports on Form 8-K
         ________________________________


(a)  Exhibits

     27 - Financial Data Schedule (electronic filing only)


(b)  Reports on Form 8-K

     During the quarter ended March 31, 1997, the Company filed one Report on Form 8-K dated February 21, 1997, incorporated herein by reference to SEC File No. 1-5683. The Report referenced the Merger Agreement entered into on February 12, 1997 between the Company and American General Corporation and the Amendment, effective February 13, 1997 to the Amended and Restated Rights Agreement between the Company and The Chase Manhattan Bank, as Rights Agent, which relates to the transactions contemplated by the Merger Agreement.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      USLIFE Corporation
                              ___________________________________

                                         (Registrant)


    May 8, 1997            By /s/ James M. Schlomann
____________________          ___________________________________

        Date                   James M. Schlomann
                               Senior Executive Vice President -
                               Chief Financial Officer
                               (Principal Financial Officer and
                                Duly Authorized Officer)