Form 10-K/A
period 1996-12-31
USLIFE CORP
filed 1997-06-13
CIK 102420

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

                              USLIFE Corporation

                                  Form 10K/A
                  For the Fiscal Year Ended December 31, 1996
                                Amendment No. 1

                                     Index



                                                                      Page No.
                                                                      ________

Signatures.........................................................        3

Amendments:

   Item 14.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K..................................        4

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


Date:   June 10, 1997


                                               USLIFE Corporation
                                    ________________________________________
                                                  (Registrant)


                                by         /s/ James M. Schlomann
                                    ________________________________________

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

  99 (i)            -    Annual Report  on  Form  11-K  of  USLIFE  Corporation
                    Employee Savings and Investment Plan for the plan year ended December 31, 1996.

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